Form 10-K
period 1998-01-31
ELDER BEERMAN STORES CORP
filed 1998-04-30
CIK 32020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

                         Commission File Number: 0-02788

                         THE ELDER-BEERMAN STORES CORP.
             (Exact name of registrant as specified in its charter)

              Ohio                                               31-0271980
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                      3155 El-Bee Road, Dayton, Ohio 45439
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (937) 296-2700

        Securities registered pursuant to Section 12(b) of the Act: None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

                              Share Purchase Rights
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of April 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $311,789,475.*

      The number of shares of Common Stock outstanding on April 23, 1998, was 12,671,777 shares.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO


      * Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.

                                                 TABLE OF CONTENTS

                                                                                                               PAGE


                                                      PART I

ITEM 1.   BUSINESS................................................................................................1
          General Development of Business.........................................................................1
                    Background....................................................................................1
                    Chapter 11 Case...............................................................................2
          Business  ..............................................................................................2
                    Merchandising.................................................................................2
                    Pricing  .....................................................................................3
                    Purchasing and Distribution...................................................................3
                    Information Systems...........................................................................3
                    Marketing.....................................................................................4
                    Credit Card Program...........................................................................4
                    Customer Service..............................................................................4
                    Expansion.....................................................................................4
                    Seasonality...................................................................................4
                    Competition...................................................................................4
                    Associates....................................................................................5

ITEM 2.   PROPERTIES..............................................................................................5

ITEM 3.   LEGAL PROCEEDINGS.......................................................................................8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................8


                                                      PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................................9

ITEM 6.   SELECTED HISTORICAL FINANCIAL DATA.....................................................................10

ITEM 7.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................11
          Results of Operations..................................................................................11
                    Fiscal 1997 Compared to Fiscal 1996..........................................................11
                    Fiscal 1996 Compared to Fiscal 1995..........................................................12
          Liquidity and Capital Resources........................................................................13

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................15

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................16


                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.......................................................................16

          Section 16(a) Beneficial Ownership Reporting Compliance................................................18

ITEM 11.  EXECUTIVE COMPENSATION.................................................................................18
          Cash Compensation Table................................................................................19
          Fiscal 1997 Option Grants..............................................................................20
          Fiscal 1997 Aggregated Option Exercises FY-End Option Values...........................................20
          Employment and Severance Agreements With Certain Executives............................................21

                                                         i

          Compensation Committee Interlocks and Insider Participation............................................21
          Director Compensation..................................................................................22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................23

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................24


                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................24

SIGNATURES.......................................................................................................28

EXHIBIT INDEX....................................................................................................29


                                                         ii

                                     PART I

          This Annual Report on Form 10-K contains certain forward-looking statements that are based on management's current beliefs, estimates and assumptions concerning the operations, future results and prospects of Elder-Beerman and the retail industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future sales, profits, expenses, income and earnings per share, future finance and capital market activity, or statements expressing general optimism about future results, are forward-looking statements. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify forward-looking statements.

          The statements described in the preceding paragraph constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"). Because these statements are based on a number of beliefs, estimates and assumptions that could cause actual results to materially differ from those in the forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate.

          Any number of factors could affect future operations and results, including the following: increasing price and product competition; fluctuations in consumer demand and confidence; the availability and mix of inventory; fluctuations in costs and expenses; the effectiveness of advertising, marketing and promotional programs; weather conditions that affect consumer traffic in stores; the continued availability and terms of financing; the outcome of pending and future litigation; and general economic conditions, such as the rate of employment, inflation and interest rates and the condition of the capital market. This list of factors is not exclusive.

          Forward-looking statements are subject to the safe harbors created in the Securities Act. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.   BUSINESS

          The Elder-Beerman Stores Corp. ("Elder-Beerman" or the "Company"; except where the context otherwise requires, references to the "Company" refer to Elder-Beerman and its subsidiaries, as described below) operates department stores that sell a wide range of moderate to better brand merchandise, including women's, men's, and children's apparel and accessories, cosmetics, home furnishings, and other consumer goods. In addition, the Company owns a specialty shoe store chain and a private label credit card program through its wholly-owned subsidiaries, The Bee-Gee Shoe Corp. ("Bee-Gee") and The El-Bee Chargit Corp. ("Chargit"), respectively. Elder-Beerman operates approximately 48 department stores and two furniture stores, principally in smaller Midwestern markets in Ohio, Indiana, Illinois, Michigan, Wisconsin, Kentucky, and West Virginia, and Bee-Gee operates 60 stores (48 shoe outlets and 12 Shoebilee! stores), principally in smaller Midwestern markets in Ohio, Indiana, Illinois, Michigan, Pennsylvania, Virginia and West Virginia. See "Properties." The Company's operations are diversified by size of store, merchandising character, and character of the community served. The Company seeks to satisfy the merchandising needs of its geographic markets, serving customers of all ages with varied tastes and incomes.

GENERAL DEVELOPMENT OF BUSINESS

          BACKGROUND

          Elder-Beerman and its predecessors have been operating department stores since 1883. Historically, the Company's underlying strategy had been to manage the bottom-line through an aggressive approach to (a) containing operating costs, (b) enhancing gross profit percentages within its "moderate to better" brand merchandise, and (c) expanding its presence as a regional retailer. This strategy enabled the Company to experience steady sales growth and consistent earnings results beginning in the mid-1960s and continuing into the early 1990s. During 1992 and through 1994, the Company undertook a new and high volume merchandising strategy. During 1995, it became apparent that this strategy had a negative impact on the Company's financial position, and the Company entered into negotiations with its lenders for a plan to provide additional liquidity. These negotiations ultimately were unsuccessful. In addition, as the need for working capital to fund increased inventory purchases for the holiday season drew closer, Elder-Beerman's suppliers began to show concerns about further extensions of trade credit to the Company in the wake of other bankruptcies in the retail industry. The Company was faced with an absence of working capital financing and the prospect of being unable to secure inventory for the 1995 Christmas season.

          CHAPTER 11 CASE

          On October 17, 1995 (the "Petition Date"), Elder-Beerman and its subsidiaries, Chargit, Bee-Gee, Margo's LaMode, Inc. ("Margo's"), McCook Wholesale Corp. ("McCook"), E-B Community Urban Redevelopment Corp. ("E-B"), and EBA, Inc. ("EBA") (collectively, the "Old Elder-Beerman Companies"), filed voluntary petitions for relief (the "Reorganization Cases") under chapter 11 of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court"). The Old Elder-Beerman Companies filed their proposed joint plan of reorganization with the Bankruptcy Court on August 6, 1997, which was amended three times on October 16, 1997, November 7, 1997 and November 18, 1997 (the "Plan"). The Plan was confirmed by an order of the Bankruptcy Court entered on December 16, 1997 (the "Confirmation Date"). The Plan became effective on December 30, 1997, (the "Effective Date").

BUSINESS

          The Company sells a wide range of merchandise, including women's, men's, and children's apparel and accessories, cosmetics, home furnishings, and other consumer goods. In addition, as discussed above, the Company owns a shoe store chain and a private label credit card program through its wholly-owned subsidiaries, Bee-Gee and Chargit, respectively. The Company's historical competitive advantage is its niche in medium and small size cities, and in many cases, Elder-Beerman is the dominant supplier of moderate to better brands of soft goods (e.g., Liz Claiborne, Estee Lauder, Tommy Hilfiger, Polo, Guess) in such markets. In many of these cities, there is only one shopping mall, and the Company is a main department store anchor along with J.C. Penney, Sears, or a discount retailer such as Kmart. These other anchors generally supply moderate private label goods, which typically complement the Company's more upscale and largely branded merchandise. The Company's strong metropolitan rivals have tended to bypass smaller Midwestern cities, leaving Elder-Beerman as the dominant department store in these smaller markets.

          The Company's business strategy is to improve profitability by focusing on a more productive core department store business, primarily in Dayton, Ohio and smaller communities in the Midwest, by seeking to be the dominant destination retailer for fashion apparel, accessories, cosmetics, shoes, and home accessories for the entire family, while continuing its tradition of providing strong customer service in key product areas. In addition, the Company aggressively uses technology and business process changes to reduce operating costs and improve operating performance through productivity gains.

          The Company's long-term business plan is designed to accomplish its strategy by (a) focusing on its traditional strengths as the major retailer in its markets; (b) emphasizing major vendor partnerships to improve sales and margins while improving supply chain integration and efficiencies; (c) competing with traditional department store competitors through emphasis on customer service, timely and broad product assortments, and competitive pricing and promotions in appropriate markets and product areas; (d) competing with moderate department stores and discounters through merchandise breadth and advantages in branded and gift areas; (e) focusing price/product competition in key basic merchandising areas; and (f) leveraging technology to create a selling culture with "customer-focused" stores, to develop and execute customer and market specific marketing programs, and to distribute, price, and promote goods by market.

          MERCHANDISING

          The Company carries a broad assortment of goods to provide fashion, selection, and variety found in leading department stores that feature better merchandise brands. Although all stores stock identical core assortments, specific types of goods are distributed to stores based on the particular characteristic of the local market. The Company emphasizes "signature" areas critical to its image in its niche market, as a primary destination for fashion apparel and gifts. In addition, through continued efforts to develop a partnership with its most significant vendors, the Company is (a) pursuing automated replenishment of basic stock to increase sales and reduce basic inventories and (b) using technology and focused merchandising and distribution to reduce material handling costs and increase speed in moving stock from the vendor to the selling floor.

          Certain departments in Elder-Beerman's department stores are leased to independent third parties. These leased departments, which include the fine jewelry, beauty salon, watch repair and maternity departments, provide high quality service and merchandise where specialization and expertise are critical and the Company's direct participation in the business is not economically justifiable. Leased department sales are included in Elder-Beerman's total sales. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

          Bee-Gee operates two distinct discount footwear formats that are differentiated by varying degrees of fashion, value, and convenience. The Company's 48 El-Bee Shoe stores offer primarily close-out and special purchase budget footwear styles for women, men and children in a self-service, open-box rack format. The 12 Shoebilee! family footwear stores offer national brands in an updated shopping environment where moderate assortments are merchandised by lifestyle and classification rather than by size and gender. Merchandise is presented in a self-select caseline format and is promoted under a value-priced promotional umbrella. The Company is in the process of converting several El-Bee Shoe stores to the newer Shoebilee! format. Many Bee-Gee stores are positioned near existing Elder-Beerman stores to leverage credit marketing and cross-shopping opportunities.

          For the 52 weeks ending January 31, 1998 ("Fiscal 1997"), the 53 weeks ending February 1, 1997 ("Fiscal 1996") and the 52 weeks ending February 3, 1996 ("Fiscal 1995"), the Company's department store percentages of net sales by major merchandise category were as follows:

                         THE ELDER-BEERMAN STORES CORP.
                           RETAIL SALES BY DEPARTMENT

                                              1997         1996        1995
              MERCHANDISE
               CATEGORY                         %            %           %
---------------------------------------     ---------    ---------   ---------
WOMEN'S READY TO WEAR                           34.0%        33.2%       32.1%
ACCESSORIES, SHOES & COSMETICS                  21.7%        21.6%       21.4%
MENS & CHILDRENS                                24.3%        25.1%       24.9%
HOME STORE                                      20.0%        20.1%       21.6%
                                            ---------    ---------   ---------
TOTAL RETAIL                                   100.0%       100.0%      100.0%
                                            =========    =========   =========


          PRICING

          All pricing decisions are made at the Company's corporate headquarters. The Company's pricing strategy is designed to provide superior quality/value appeal by offering competitive prices on fashion from premier national brands. The Company has effectively been able to generate sales from promotions with special pricing and of limited duration. The Company's management information systems provide timely sales and gross margin reports that identify sales and gross margins by stock keeping item and provide management with the information and flexibility to adjust prices and inventory levels as necessary.

          PURCHASING AND DISTRIBUTION

          During Fiscal 1997, the Company purchased merchandise from over 1,000 domestic and foreign manufacturers and suppliers. During that period, the top 25 vendors by dollar volume accounted for approximately 32% of net purchases. In Fiscal 1997, the Company also purchased approximately 8% of its merchandise, primarily private label merchandise, through Frederick Atkins, Inc. ("Atkins"), a national association of major retailers that provides its members with group purchase opportunities. Management believes it has good relationships with its suppliers. No other vendor accounted for more than 5% of the Company's purchases. The Company believes that alternative sources of supply are available for each category of merchandise it purchases.

          The Company owns a 20% limited partnership interest in Fairborn Commerce Center II, a partnership that owns Elder-Beerman's 300,000 square foot distribution center in Fairborn, Ohio. Merchandise is generally shipped from vendors, through three consolidation points, to this distribution center. Deliveries are made from the distribution center to each store two to seven times per week depending on the store size and the time of year. Merchandise is usually shipped ready for immediate placement on the selling floor.

          INFORMATION SYSTEMS

          The Company places great emphasis on its management information systems. Currently, the Company's merchandising activities are controlled by a series of on-line systems, including a point-of-sale and sales reporting system, a purchase order management system, a receiving system and a merchandise planning system. These integrated systems track merchandise from the order stage through the selling stage and provide valuable "actual vs. plan" sales information for management.

          The Company is presently further enhancing its management information systems, through capital investment and training programs, to (a) improve the data integrity of financial and merchandise systems; (b) reduce administrative costs through automation and elimination of paperwork and redundant controls;
(c) utilize Electronic Data Interchange and other industry standards to increase "floor ready" merchandise receipts; (d) eliminate paperwork through automatic invoice processing; and (e) improve merchandise analysis and decision making.

          MARKETING

          The Company's marketing and advertising functions are centralized at its corporate headquarters and, for the department stores, are focused on communicating a timely and broad offering of premier branded merchandise, a strong quality/value relationship, and outstanding customer service. A comprehensive, multi-media advertising program is utilized including print and broadcast as well as creative in-store displays, signage and special promotions. The Company distributes sale catalogs utilizing insertion in Sunday and weekday newspapers as well as direct mail to preferred charge customers. Catalogs are supplemented by additional newspaper advertising to support sale events as scheduled. The Company also uses television and radio in markets where it is productive and cost efficient. Marketing activities for the Bee-Gee subsidiary are limited primarily to newspaper, radio, coupons, and in-store displays emphasizing price, seasonal assortments, and special promotions.

          CREDIT CARD PROGRAM

          As discussed above, the Company operates a private label credit card program through its wholly-owned subsidiary, Chargit. During Fiscal 1997, the Company issued 158,000 Elder-Beerman credit cards for newly opened accounts and had approximately 450,000 Elder-Beerman active credit card accounts during Fiscal 1997. The Company has made a significant investment in its credit card program since it believes that Elder-Beerman credit card holders generally constitute the Company's most loyal and active customers. Elder-Beerman credit card holders shop more frequently with the Company and generally purchase more merchandise than customers who pay with cash or third-party credit cards. During Fiscal 1997, approximately 44% of Elder-Beerman's total sales were private label credit card sales whereas cash sales and third party credit cards accounted for 33% and 23% of sales, respectively. Frequent use of the Elder-Beerman credit card by customers is an important element in the Company's marketing and growth strategies. The Company also seeks to increase penetration of its private label credit card program through a combination of efforts intended to increase the use of cards by existing Elder-Beerman credit card customers, either through incremental sales or shifting sales from other credit cards and other retailers, and attracting new cardholders.

          All phases of the credit card operation are handled by Chargit except the processing of customer mail payments, which is performed pursuant to a retail lockbox agreement with a bank. Decisions whether to issue a credit card to an applicant are made on the basis of a credit scoring system.

          CUSTOMER SERVICE

          Elder-Beerman has a strong tradition of providing quality customer service. The Company is presently enhancing its customer service image and creating a customer-oriented store environment by (a) eliminating nonselling activities from stores; (b) using training and recruiting practices to instill a culture of customer helpfulness and responsiveness; (c) developing tools and training to enhance selling skills and awareness; (d) implementing selling productivity measurement and compensation systems directed at encouraging selling activities and results; and (e) making increased use of technology and improved controls.

          EXPANSION

          The Company is currently implementing a controlled expansion of new stores with market characteristics consistent with current stores. The Company believes that sufficient new locations are available in strategic markets within the Company's current area of operations to support such an expansion. In addition, the Company believes that opportunities exist to expand approximately 10 existing stores where current space constraints prevent adequate presentation of certain core merchandise departments. The Company recently announced the relocation of its Southtowne Shopping Center store in Dayton, Ohio from a 132,000 square foot standalone site to a 212,000 square foot anchor store in the Dayton Mall, and the acquisition of a 120,000 square foot mall anchor store in Erie, Pennsylvania. The Company expects that both new stores will open in Summer 1998.

          SEASONALITY

          The department store business is seasonal, with a high proportion of sales and operating income generated in November and December. Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the holiday season when the Company must carry significantly higher inventory levels. Consumer spending in the peak retail season may be affected by many factors outside the Company's control including competition, consumer demand and confidence, weather that affects consumer traffic and general economic conditions. A failure to generate substantial holiday season sales could have a material adverse effect on the Company.

          COMPETITION

          The retail industry, in general, and the department store and shoe store businesses, in particular, are intensely competitive. Generally, the Elder-Beerman department stores and Bee-Gee shoe stores are in competition not only with other department stores and family shoe stores, respectively, in the geographic areas in which they operate, but also with numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores, and manufacturer outlets. Some of the retailers with which the Company competes have substantially greater financial resources than the Company and may have other competitive advantages over the Company. The Elder-Beerman department stores compete on the basis of quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. The Bee-Gee shoe stores compete primarily on the basis of price and convenience.

          ASSOCIATES

          On January 31, 1998, the Company had approximately 8,140 regular and part-time employees, approximately 7,600 of which are employed by Elder-Beerman's department stores. Because of the seasonal nature of the retail business, the number of employees rises to a peak in the holiday season. None of the Company's associates are represented by a labor union. The Company's management considers its relationships with its associates to be satisfactory.

ITEM 2.   PROPERTIES

          Elder-Beerman currently operates 48 department stores and two furniture stores, principally in smaller Midwestern markets in Ohio, Indiana, Illinois, Michigan, Wisconsin, Kentucky, and West Virginia, and Bee-Gee operates 60 stores (48 shoe outlets and 12 Shoebilee! stores), principally in smaller Midwestern markets in Ohio, Indiana, Illinois, Michigan, Pennsylvania, Virginia and West Virginia. Substantially all of the Company's stores are leased properties. The Company owns, subject to a mortgage, the 302,570 square foot office/warehouse facility located in Dayton, Ohio, which serves as its principal executive offices. The Company also has a 20% limited partnership interest in a partnership that owns a 300,000 square foot distribution center located in Fairborn, Ohio.

          The following table sets forth certain information with respect to Elder-Beerman's department store locations and Bee-Gee's shoe store locations, operating as of January 31, 1998, the end of Elder-Beerman's and Bee-Gee's most recently completed fiscal year:

                         THE ELDER-BEERMAN STORES CORP.
                             STORE SUMMARY BY REGION

                                                             TOTAL
                                                             SQUARE          DATE
       STATE/CITY              LOCATION                       FEET           OPENED          OWN/LEASE
       ----------              --------                       ----           ------          ---------
OHIO
Athens                   University Mall                      42,829         09/88              Lease
Bowling Green            Woodland Mall                        40,700         04/87              Lease
Chillicothe              Chillicothe Mall                     55,940         05/81              Lease
                         Home Store                           17,609         11/90              Lease
Cincinnati               Forest Fair Mall                    149,462         04/89              Lease
Dayton                   Centerville Place                   191,400         08/66              Lease
Dayton                   Fairfield Commons                   151,740         10/93              Lease
Dayton                   Southtowne Furniture                121,000         01/76              Lease
Dayton                   Northwest Plaza                     217,060         02/66              Lease
Dayton                   Courthouse Plaza                    125,390         11/75              Lease
Dayton                   Southtowne Center                   131,637         11/72              Lease
Dayton                   Salem Furniture                     124,987         11/72              Lease
Dayton                   Van Buren Shopping Center           101,604         08/63              Lease
Dayton                   Northpark Center                    101,840         10/94              Lease
Defiance                 Northtowne Mall                      48,000         04/86              Lease
Fairborn                 Distribution Center                 300,000         12/90              Lease
Findlay                  Findlay Village Mall                 74,825         07/90              Lease
Franklin                 Middletown (Towne Mall)             118,000          1977               Own
Hamilton                 Hamilton                            167,925         04/74              Lease
Heath                    Indian Mound Mall                    52,725         09/86              Lease
Lancaster                River Valley Mall                    52,725         09/87              Lease
Lima                     Lima Mall                           103,350         11/65              Lease
Marion                   Southland Mall                       74,621         11/84              Lease

                         THE ELDER-BEERMAN STORES CORP.
                             STORE SUMMARY BY REGION
                                    (CONT'D)

                                                             TOTAL
                                                             SQUARE          DATE
       STATE/CITY              LOCATION                       FEET           OPENED          OWN/LEASE
       ----------              --------                       ----           ------          ---------
Moraine                  Corporate Offices                   302,570         06/70              Own
New Philadelphia         New Towne Mall                       52,648         10/88             Lease
Piqua                    Miami Valley Center                  59,092         09/88             Lease
Sandusky                 Sandusky Mall                        38,773         03/83             Lease
Springfield              Upper Valley Mall                    71,868         10/92             Lease
Toledo                   Woodville                           100,000         08/85             Lease
Toledo                   Westgate                            154,000         08/85             Lease
Wooster                  Wayne Towne Plaza                    53,689          6/94             Lease
Zanesville               Colony Square                        70,346         09/85              Own
INDIANA
Anderson                 Mounds Mall                          66,703         07/81             Lease
Columbus                 Columbus Mall                        53,446         02/90             Lease
Elkhart                  Concord Mall                        104,000         11/85             Lease
Evansville               Washington Square Mall              134,536         10/93             Lease
Kokomo                   Kokomo Mall                          75,704         10/87             Lease
Marion                   North Park Mall                      55,526         11/78             Lease
Muncie                   Muncie Mall                          80,000         10/97             Lease
                         Home Store                           22,912         10/89             Lease
Richmond                 Downtown                            100,000         08/74             Lease
Terre Haute              Honey Creek Mall                     70,380         08/73             Lease
MICHIGAN
Adrian                   Adrian Mall                          54,197         08/87             Lease
Benton Harbor            The Orchards Mall                    70,428         10/92             Lease
Jackson                  Westwood Mall                        70,425         09/93             Lease
Midland                  Midland Mall                         64,141         10/91             Lease
Monroe                   Frenchtown Square                    99,219         04/88             Lease
Muskegon                 Lakeshore Marketplace                87,185         10/95             Lease
ILLINOIS
Danville                 Village Mall                         77,300         07/86             Lease
Mattoon                  Cross Country Mall                   54,375         03/78             Lease
WISCONSIN
Beloit                   Beloit Mall                          62,732         10/93             Lease
Green Bay                Bay Park Square Mall                 75,000         09/95             Lease
KENTUCKY
Paducah                  Kentucky Oaks Mall                   60,092         08/82             Lease
WEST VIRGINIA
Morgantown               Morgantown Mall                      70,790         09/90             Lease


                             THE BEE-GEE SHOE CORP.
                             STORE SUMMARY BY REGION

                                                                             TOTAL
                                                                             SQUARE     DATE
       STATE/CITY              LOCATION                                      FEET       OPENED           OWN/LEASE
       ----------              --------                                      ----       ------           ---------
   OHIO
   Akron                    West Market                                      4,000      12/76             Lease
   Alliance                 Carnation Mall                                   3,052      04/85             Lease
   Athens                   University Mall                                  3,600      11/88             Lease
   Centerville              Centerville                                      6,938      11/94             Lease
   Chillicothe              Chillicothe Mall                                 3,600      10/85             Lease
   Cincinnati               Western Hills Shopping Center                    7,800      08/91             Lease
   Cincinnati               Colerain Hills                                   4,500      08/72             Lease
   Dayton                   Van Buren Shopping Center                        4,355      01/70             Lease
   Dayton                   Sugar Creek Plaza                                3,200      03/90             Lease
   Dayton                   Southtowne Shopping Center                      10,000      08/74              Own
   Dayton                   Northwest Plaza                                  4,400      03/76             Lease
   Defiance                 Northtowne Mall                                  6,650      03/91             Lease
   East Liverpool           Summit Square Shopping Center                    3,600      08/91             Lease
   Englewood                Northmont Plaza                                  4,200      12/72             Lease
   Fairfield                Forest Fair Mall                                 5,172      02/89             Lease
   Fairfield                Fairfield Plaza                                  2,910      03/81             Lease
   Findlay                  Flag City Station                                5,900      08/91             Lease
   Greenville               Buckeye Square                                   3,000      11/83             Lease
   Heath                    Indian Mound Mall                                3,319      09/91             Lease
   Huber Heights            North Park Center                                6,700      11/94             Lease
   Lancaster                River Valley Mall                                3,106      08/91             Lease
   Lima                     Clocktower Shopping Center                       3,200      04/92             Lease
   Mansfield                Johnny Appleseed                                 5,365      11/72             Lease
   Marion                   Southland Mall                                   4,392      11/97             Lease
   Middletown               Eastgate Shopping Center                         3,500      10/85             Lease
   Milford                  Milford Shopping Center                          3,750      10/74             Lease
   New Philadelphia         New Towne Mall                                   3,621      08/91             Lease
   Piqua                    Miami Valley Mall                                3,075      09/88             Lease
   Sandusky                 Park Place                                       3,705      05/91             Lease
   Sidney                   Westown Square                                   4,120      05/89             Lease
   Springfield              Springfield Mall                                 3,000      04/93             Lease
   St. Mary's               St. Mary's Shopping Center                       3,200      08/94             Lease
   Streetsboro              Streetsboro Market Shopping Center               6,890      09/95             Lease
   Tiffin                   Tiffin Mall                                      6,576      07/84             Lease
   Toledo                   Spring Meadows Shopping Center                   6,000      05/87             Lease
   Troy                     Troy Town Center                                 3,892      08/90             Lease
   Westerville              Westerville Shopping Center                      3,750      11/71             Lease
   Wooster                  Wayne Towne Plaza                                3,150      07/92             Lease
   Xenia                    Xenia Towne Square                               3,500      08/85             Lease
   Zanesville               Colony Square                                    5,571      11/85             Lease

                             THE BEE-GEE SHOE CORP.
                             STORE SUMMARY BY REGION
                                    (CONT'D)

                                                                          TOTAL
                                                                          SQUARE     DATE
       STATE/CITY              LOCATION                                   FEET       OPENED           OWN/LEASE
       ----------              --------                                   ----       ------           ---------
INDIANA
Columbus                 Fair Oaks Mall                                   3,730      08/90             Lease
Elkhart                  Concord Mall                                     6,340      09/90             Lease
Kokomo                   Markland Mall                                    5,000      05/88             Lease
Logansport               Logansport Mall                                  3,600      04/90             Lease
Muncie                   Northwest Shopping Center                        3,500      12/71             Lease
Plymouth                 Pilgrim Place                                    3,367      05/90             Lease
Richmond                 Richmond Square Mall                             5,450      10/97             Lease
South Bend               Scottsdale Mall                                  4,770      05/83             Lease
Warsaw                   Marketplace                                      3,000      11/86             Lease
ILLINOIS
Huntley                  Huntley Outlet Center                            5,000      11/95             Lease
Mattoon                  Cross County Mall                                4,175      08/92             Lease
Peru                     Peru Mall                                        3,129      11/92             Lease
Springfield              Capital City Shopping Center                     4,050      05/88             Lease
Springfield              White Oaks                                       3,075      03/87             Lease
PENNSYLVANIA
Grove City               Grove City Outlet                                4,520      11/94             Lease
Mars                     Cranberry Mall                                   3,600      10/88             Lease
Pittsburgh               Robinson Towne Center                            3,500      08/89             Lease
MICHIGAN
Kalamazoo                Maple Hill Mall                                  2,850      03/87             Lease
Mt. Pleasant             Indian Hills Plaza                               3,200      08/90             Lease
WEST VIRGINIA
Vienna                   Vienna                                           3,750      04/76             Lease
VIRGINIA
Harrisonburg             Valley Mall                                      3,078      09/84             Lease

ITEM 3.   LEGAL PROCEEDINGS

          The Company is involved in several legal proceedings arising from its normal business activities and reserves have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

          In addition, as a result of the Reorganization Cases, the Company remains subject to the jurisdiction of the Bankruptcy Court for matters relating to the consummation of the Plan.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock, without par value, (the "Common Stock") is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and is designated a NASDAQ/National Market System Security trading under the symbol EBSC. The Common Stock did not begin trading, however, until February 17, 1998. As a result, no historical high and low bid information is available for Fiscal 1997. Prior to February 17, 1998, there was no established public trading market for the Common Stock.

          The number of shareholders of record as of April 17, 1998 was 1,667.

          No dividends have been paid on the Common Stock. The Company intends to reinvest earnings in the Company's business to support its operations and expansion. The Company has no present intention to pay cash dividends in the foreseeable future, and will determine whether to declare dividends in the future in light of the Company's earnings, financial condition and capital requirements. In addition, the Company has certain credit agreements that limit the payment of dividends.

          The Company issued Common Stock and a Series A Warrant and a Series B Warrant, each convertible into Common Stock, pursuant to the Plan in satisfaction of certain allowed claims against, or interests in, the Company in the Reorganization Cases. Based upon the exemptions provided by section 1145 of the Bankruptcy Code, the Company believes that none of these securities are required to be registered under the Securities Act in connection with their issuance and distribution pursuant to the Plan. The Company has no recent sales of unregistered securities other than such issuances pursuant to the Plan.

ITEM 6.   SELECTED HISTORICAL FINANCIAL DATA

          The following table sets forth various selected financial information for the Company as of and for the fiscal years ended January 31, 1998, February 1, 1997, February 3, 1996, January 28, 1995, and January 29, 1994. Such selected consolidated financial information should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, set forth in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Form 10-K.

                                                                              FISCAL YEAR ENDED
                                        ------------------------------------------------------------------------------------------
                                        JAN 31, 1998       FEB 1, 1997        FEB 3, 1996 (a)    JAN 28, 1995         JAN 29, 1994
                                        ------------       -----------        ---------------    ------------         ------------
                                                                             DOLLARS IN THOUSANDS
                                                                            (EXCEPT PER SHARE DATA)

CONSOLIDATED
STATEMENT OF
OPERATIONS DATA

Total Revenues                           $ 607,946          $ 597,008          $ 608,931          $   647,326          $   633,936

Income / (Loss) Before
Reorganization Items and Income
Tax Expense (Benefit)                       11,931             11,579            (33,631)              (4,590)              23,194
Reorganization Items                        27,542             23,648             19,711                   --                   --
Income / (Loss) Before
Extraordinary Items and
Discontinued Operations (b) (c)             (8,199)           (12,429)           (51,010)              (2,064)              15,244
Net Income / (Loss)                      $ (28,952)         $ (12,429)         $ (63,286)         $   (13,355)         $    15,865
Basic and Diluted
Earnings/(Loss) Per Common
Share:
   Continuing Operations                 $   (6.58)         $ (100.20)         $ (411.25)         $    (16.64)         $    122.90
   Preferred Stock Dividend                     --                 --                 --                (7.43)               (7.43)
   Discontinued Operations                    5.92                 --             (98.97)              (91.03)                5.01
   Extraordinary Items                      (22.58)                --                 --                   --                   --
                                         ---------          ---------          ---------          -----------          -----------
      Net Earnings/(Loss)                $  (23.24)         $ (100.20)         $ (510.22)         $   (115.10)         $    120.48
                                         =========          =========          =========          ===========          ===========

Cash Dividends Paid:
   Common                                $      --          $      --          $      --          $     11.55          $     10.50
   Preferred                             $      --          $      --          $      --          $      1.39          $      1.39
BALANCE SHEET DATA

Total Assets                             $ 371,365          $ 368,609          $ 367,069          $   267,822          $   285,996
Short Term Debt                              1,105             57,931             50,100                6,221                   --

Liabilities Subject to Compromise               --            231,675            229,409                   --                   --

Long-Term Obligations                      142,024              5,669              3,100              109,487              108,010
OTHER DATA
Sales Increase/(Decrease) From
Prior Period                                   2.1%              (3.5%)             (6.5%)                1.8%                 5.6%
Dept. Store Comp. Sales Inc./
(Dec.) From Prior Period (d)                   3.7%              (1.2%)             (8.4%)               (3.8%)                0.6%


                                                                 10

NOTES TO SELECTED HISTORICAL FINANCIAL DATA:

         (a) Fiscal Year ended February 3, 1996 included 53 weeks as compared to 52 weeks for each of the other fiscal years shown.

         (b) The financial information for Margo's is included in discontinued operations for all period.

         (c) The financial information for Bee-Gee is included as part of continuing operations for all periods except for the initial reserve for discontinued operations that was recorded in Fiscal 1994 and the subsequent reversal recorded in Fiscal 1995.

         (d) Comparable store sales include only those department stores that operated during the applicable full fiscal year. And has also been adjusted for elimination of any complete product lines.


ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of the Company for Fiscal 1997, Fiscal 1996 and Fiscal 1995. The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 8.

RESULTS OF OPERATIONS

         FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales for Fiscal 1997 increased by 2.1% to $581.4 million from $569.6 million for Fiscal 1996. The increase is due to a 3.7% comparative store sales (sales from stores open for at least one year) increase for the department store division, offset partially by a 2.5% comparative stores sales decline for the Bee-Gee Shoe outlet division. The Company closed the outlet section of the Downtown Dayton, Ohio department store, the Fairborn, Ohio furniture store, and the outlet section of the Hamilton, Ohio department store, which contributed a combined total of approximately $5.5 million in Fiscal 1996 sales that were absent in Fiscal 1997. In addition, the Company closed the Northtowne Mall department store located in Toledo, Ohio and the department store in Carbondale, Illinois in November 1997, and liquidated the unprofitable electronics product line in December 1997. The Company's business is subject to seasonal fluctuations. Approximately one-third of the Company's annual sales occur in the fourth quarter (i.e., November - January), as well as a majority of the Company's profits.

         Financing revenue from the Company's private label credit card for Fiscal 1997 decreased by 3.2% to $26.6 million from $27.5 million for Fiscal 1996. The decline is due to a 2.0% decrease in sales attributed to the Company's private label credit card, and a resulting decline in the outstanding customer accounts receivable. The decline in finance charges due to outstanding customer accounts receivable has been partially offset by an increase in late fees charged.

         Cost of goods sold, occupancy, and buying expenses increased to 72.9% of net sales for Fiscal 1997 from 72.0% of net sales for Fiscal 1996. This increase is due to $8.6 million in excess markdowns in cost of goods due to store closings in Fiscal 1997. This increase in costs is partially offset by an increase in the initial rate of mark-up on goods sold coupled with a decrease in the markdown rate. In Fiscal 1997, the LIFO inventory valuation adjustment reduced cost of goods sold by $1.4 million compared to a decrease in cost of goods sold of $1.9 million in Fiscal 1996.

         Selling, general, administrative (including key employee performance bonus plan expense) and hiring and recruiting expenses for new executives decreased by $5.9 million to $157.4 million for Fiscal 1997 from $163.3 million for Fiscal 1996. This improvement is primarily due to a reduction in payroll and suspension of ongoing payments on certain computer leases resulting from settlements with the lessors in which such lessors received claims in the Reorganization Cases, offset partially by an increase in sales promotion expense. The payroll expense reduction is primarily attributable to a reduction in store payroll as the Company implemented several technology driven programs to eliminate store non-selling workload, such as automating the price change, transfer and return to vendor processes as well as re-engineering the store cash office and gift wrap functions. In addition, $4 million was incurred under the key employee retention bonus program for Fiscal 1997 compared to $5.0 million for Fiscal 1996. The decline is due to an increase in the profit threshold to which such bonus is tied. The expense savings above were partially offset by an increase of $0.7 million in hiring and recruiting expenses for new executives.

         Provision for doubtful accounts increased to 1.5% of net sales for Fiscal 1997 compared to 1.2% of net sales for Fiscal 1996. Consistent with industry trends, net charge offs increased due to the rise in personal bankruptcy filings and delinquent customer balances.

         Interest Expense increased to $7.1 million for Fiscal 1997 from $6.5 million for Fiscal 1996. Interest expense increased due to the additional borrowings to support working capital requirements and capital expenditures.

         Other income fell from $1.1 million in Fiscal 1996 to $0.7 million in Fiscal 1997. The Company had certain interest rate swap agreements (old swaps) and was required to make adjustments to market value. For Fiscal 1997, the swap adjustment to market resulted in an expense of $0.6 million compared to income of $1.1 million in the prior period. Fiscal 1997's swap expense was offset by $1.3 million in interest income generated by a federal income tax refund received in 1997. With the emergence from bankruptcy protection, the old swaps were bought out and no longer in force. Also, on December 30, 1997 the Company entered into a new swap agreement with a notional amount of $115 million (expiring September 28, 2001). This agreement has been matched to the Company's securitization facility to reduce the impact of interest rate fluctuations.

         Reorganization expense increased by $3.9 million to $27.5 million for Fiscal 1997 from $23.6 million for Fiscal 1996. The Company expensed $6.9 million more in professional fees in Fiscal 1997 compared to Fiscal 1996. Also, in Fiscal 1997 there was a $2.6 million expense recorded for an adjustment to estimated allowed claims, and a $2.1 million expense recorded for reorganization bonus that did not occur in Fiscal 1996. In Fiscal 1996 there was an expense recorded of $7.4 million for equipment lease settlements which did not occur in Fiscal 1997. There was also a reduction in financing cost expense of $2.4 million.

         In Fiscal 1997 a state income tax expense provision was made for approximately $0.5 million. Fiscal 1997 operating loss resulted in additional federal net operating loss carryforwards ("NOLs"). The Company reviewed the status of its deferred tax valuation allowance and determined that a deferred tax asset of $7.9 million should be recognized. This results in a net income tax benefit being recorded in Fiscal 1997. See the Company's Consolidated Financial Statements and the accompanying notes set forth in Item 8.

         The discontinued operations loss, net of tax, recorded in 1997 is for the extinguishment of debt for Margo's. In December 1995 the Bankruptcy Court approved the disposal of Margo's. The loss recorded represents the difference between the amount of cash Margo's creditors received as part of the plan of reorganization and the liabilities subject to settlement recorded by Margo's.

         In Fiscal 1997 an extraordinary loss of $28.1 million was recorded in connection with the extinguishment of the Company's prepetition liabilities. The loss is based on the excess of the fair value of the stock and cash distributed to the general unsecured creditors over the carrying amount of the liabilities extinguished.

         FISCAL 1996 COMPARED TO FISCAL 1995

         Net sales for Fiscal 1996 decreased 3.5% to $569.6 million from $590.0 million for Fiscal 1995. Fiscal 1995 contains 53 weeks and contained approximately $4.6 million in net sales for the extra week. The department store division comparative store sales for Fiscal 1996 and the first 52-weeks of Fiscal 1995 decreased approximately 0.4%. In Fiscal 1995 two department stores were closed and two new department stores were opened. In addition, the Bee-Gee Shoe division closed 11 El-Bee Shoe outlet stores in Fiscal 1996.

         Financing revenue for Fiscal 1996 increased by $8.6 million to $27.5 million from $18.9 million in Fiscal 1995. In Fiscal 1995 prior to the Petition Date, the Company maintained a financing facility through the sale ("securitization") of customer accounts receivable. With the filing of bankruptcy the securitization facility was canceled. In Fiscal 1995 gross financing revenue was reduced by $5.9 million of securitization expense.

         Cost of goods sold, occupancy, and buying decreased from 77.5% of net sales in Fiscal 1995 to 72.0% of net sales in Fiscal 1996. This improvement is attributable to a significant increase in the initial rate of mark-up on goods sold coupled with a significant decrease in the markdown rate for Fiscal 1996 compared to Fiscal 1995. In Fiscal 1995 increased markdowns were taken to clear excess inventories. In Fiscal 1996, the LIFO inventory valuation adjustment reduced cost of goods sold by $1.9 million compared to an increase in cost of goods sold of $0.8 million in Fiscal 1995.

         Selling, general, and administrative expenses (including key employee performance bonus plan expense) and hiring and recruiting expenses for new executives, decreased by $6.7 million to $163.3 million, or 28.7% of net sales, in Fiscal 1996, compared to $170.0 million, or 28.8% of net sales, in Fiscal 1995. In Fiscal 1996 through expense reduction programs, the Company was able to reduce expenses in a significant number of expense categories, particularly in the areas of data processing and sales promotion, which was partially offset by implementation in Fiscal 1996 of a key employee retention bonus program and hiring and recruiting expenses.

         Provision for doubtful accounts increased $0.8 million to $6.7 million, or 1.2% of net sales, in Fiscal 1996, compared to $5.9 million, or 1.0% of net sales, in Fiscal 1995. This increase is primarily the result of an increase in customer personal bankruptcy filings.

         Interest expense decreased $3.1 million to $6.5 million, or 1.1% of net sales, in Fiscal 1996, compared to $9.6 million, or 1.6% of net sales, in Fiscal 1995. After the Petition Date, the primary method of financing was through a Debtor-In-Possession ("DIP") financing agreement. The required borrowings under the DIP after the Petition Date were significantly less than the total indebtedness outstanding prior to the Petition Date, resulting in substantially less interest expense for Fiscal 1996.

         Other income for Fiscal 1996 relates to income recorded for a market value adjustment in interest rate swaps.

         Reorganization expense increased $3.9 million to $27.6 million in Fiscal 1996 compared to $19.7 million in Fiscal 1995. Professional fees in Fiscal 1996 were $5.0 million higher than Fiscal 1995 because the bankruptcy filing occurred in October 1995. Other major differences include an expense of $7.5 million for equipment lease settlements in Fiscal 1996 for which there were no similar charges in Fiscal 1995, restructuring expenses that were $4.4 million less in Fiscal 1996, and an expense in Fiscal 1995 of $5.0 million for the market value adjustment of interest rate swaps.

         Income tax expenses/(benefit) for Fiscal 1996 was an expense of $0.4 million, compared to a benefit of $2.3 million in Fiscal 1995. The tax provision for Fiscal 1996 is for state and local taxes only, no federal tax benefit is recorded due to a valuation allowance. Fiscal 1995's tax benefit includes the carryback of net operating losses for a refund of prior tax paid net of state and local taxes paid, and was also subject to a valuation allowance.

         Loss/income from discontinued operations for Fiscal 1996 was zero compared to $12.3 million for Fiscal 1995. Fiscal 1995's expense relates to an additional reserve for disposal of Margo's and reversal of the reserve for discontinued operations set up for Bee-Gee in the 1994 fiscal year, as the Company had decided to retain Bee-Gee as a continuing operation in Fiscal 1995. The Margo's disposal was completed in January 1996 (i.e., Fiscal 1995).

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the filing for bankruptcy protection in October 1995, the Company's primary sources of funds were cash flow from operations and borrowings under various debt agreements, and during the Reorganization Cases were cash flow from operations and the DIP Credit Agreement.

         Since the Effective Date, the Company's principal sources of funds are cash flow from operations and borrowings under a three-year revolving credit facility and receivable securitization facility ("New Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital. The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the New Credit Facilities, to meet anticipated working capital and capital expenditure requirements, as well as debt service requirements under the New Credit Facilities and other debt instruments.

         The new revolving credit facility with Citicorp USA, Inc. as the Agent and Citibank N.A. as the Issuer (the "New Revolving Credit Facility"), provides for revolving credit loans of up to $125.0 million for seasonal working capital purposes (including a $30.0 million letter of credit subfacility). The borrowing base used in determining the aggregate availability for loans and other extensions of credit under the New Revolving Credit Facility is equal to (a) up to 95% of cash and (b) eligible finished-goods inventory as follows:
January-October, up to 60%; and November-December, up to 65%, less such reserves as the Arranger deems appropriate. As of the end of Fiscal 1997, the Company's outstanding balance under the New Revolving Credit Facility was $11.0 million.

         The Company's new receivable securitization facility with Citicorp North America, Inc., as agent (the "New Receivable Securitization Facility"), is a three-year variable rate loan agreement, in which the Company's customer accounts receivable serve as collateral. The New Receivable Securitization Facility is a revolving arrangement whereby the Company can borrow up to $125.0 million. The borrowings under the New Receivable Securitization Facility are subject to a borrowing base formula based primarily on outstanding customer accounts receivable. Borrowings bear interest at approximately LIBOR plus 50 basis points. As of the end of Fiscal 1997, the Company's outstanding balance under the New Receivable Securitization Facility was $123.0 million.

         The Company's capital expenditures for Fiscal 1997 were $21.0 million, of which $4.7 million related to data processing and the remaining $16.3 million related to store maintenance, remodeling, and expansions.

         The Company is in the process of reviewing its software inventory to determine the effort necessary to ensure a smooth transition through the year 2000 event. The results indicate that the costs of this effort will not be material. Third party software providers have either indicated that their software is currently year 2000 compliant, or that it will be compliant well before the year 2000. Third party providers are required to present their certification statement or project plans to ensure compliance by mid-1998. The Company is unable to ascertain any impact that the year 2000 event may have on other principal suppliers of the Company, but it has no reason to believe that any relationship with a principal supplier will be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                               1

CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY 31, 1998 AND
   FEBRUARY 1, 1997 AND FOR EACH OF THE THREE FISCAL YEARS IN THE
   PERIOD ENDED JANUARY 31, 1998:

   Balance Sheets                                                         2 - 3

   Statements of Operations                                                 4

   Statements of Shareholders' Equity                                       5

   Statements of Cash Flows                                                 6

   Notes to Consolidated Financial Statements                             7 - 21

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  The Elder-Beerman Stores Corp.:

We have audited the accompanying consolidated balance sheets of The Elder-Beerman Stores Corp. and subsidiaries (the "Company") as of January 31, 1998 and February 1, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and February 1, 1997 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, on December 16, 1997, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective after the close of business on December 30, 1997.



DELOITTE & TOUCHE LLP

April 10, 1998
Dayton, Ohio

THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                  JANUARY 31,     FEBRUARY 1,
                                                                     1998            1997
ASSETS                                                             (DOLLARS IN THOUSANDS)

Current assets:
  Cash and equivalents                                            $   6,497        $   7,091
  Customer accounts receivable (less allowance for doubtful
    accounts:  fiscal 1997 - $4,177; fiscal 1996 - $3,800)          136,705          147,814
  Merchandise inventories                                           137,507          126,850
  Refundable income taxes                                                             10,336
  Assets of discontinued operations                                                        3
  Deferred tax asset                                                  2,595
  Other current assets                                               10,051           10,822
                                                                  ---------        ---------

          Total current assets                                      293,355          302,916
                                                                  ---------        ---------

Property:
  Land and improvements                                               1,030            1,177
  Buildings and leasehold improvements                               62,074           54,361
  Furniture, fixtures and equipment                                  87,132           76,047
                                                                  ---------        ---------

  Total cost                                                        150,236          131,585
  Less accumulated depreciation and amortization                    (86,980)         (77,782)
                                                                  ---------        ---------

          Property, net                                              63,256           53,803
                                                                  ---------        ---------

Other assets                                                         14,754           11,890




                                                                  ---------        ---------

                                                                  $ 371,365        $ 368,609
                                                                  =========        =========


See notes to consolidated financial statements.

                                                                               JANUARY 31,    FEBRUARY 1,
                                                                                  1998           1997
                                                                                (DOLLARS IN THOUSANDS,
LIABILITIES AND SHAREHOLDERS' EQUITY                                               EXCEPT SHARE DATA)
Current liabilities:
  Current portion of long-term obligations                                     $   1,105        $  57,931
  Accounts payable                                                                49,005           22,345
  Accrued liabilities:
    Compensation and related items                                                 8,562            8,696
    Income and other taxes                                                         6,581            6,421
    Rent                                                                           2,079            2,009
    Other                                                                         11,964           12,458
  Liabilities of discontinued operations                                                           10,216
                                                                               ---------        ---------
          Total current liabilities                                               79,296          120,076
                                                                               ---------        ---------

Long-term obligations - less current portion                                     142,024            5,669

Deferred items                                                                     4,534            5,051

Liabilities subject to compromise                                                                 231,675

Commitments and contingencies

Shareholders' equity:
  Series B convertible preferred stock, $.01 par value, 1,250,000 shares
     authorized, 662,474 issued and outstanding at February 1, 1997                                     7
  Common stock, no par, 12,583,789 shares in fiscal 1997
     and 124,036, shares in fiscal 1996 issued and outstanding                   199,351            6,511
  Additional paid-in capital                                                                       23,283
  Unearned compensation - restricted stock, net                                   (1,225)
  Deficit                                                                        (52,615)         (23,663)
                                                                               ---------        ---------

          Total shareholders' equity                                             145,511            6,138
                                                                               ---------        ---------

                                                                               $ 371,365        $ 368,609
                                                                               =========        =========

THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 YEAR ENDED
                                                                 ---------------------------------------------
                                                                 JANUARY 31,       FEBRUARY 1,     FEBRUARY 3,
                                                                    1998              1997            1996
                                                                             (DOLLARS IN THOUSANDS,
                                                                               EXCEPT SHARE DATA)
Revenues:
  Net sales                                                      $   581,372        $ 569,557        $ 590,018
  Financing                                                           26,574           27,451           18,913
                                                                 -----------        ---------        ---------

          Total revenues                                             607,946          597,008          608,931
                                                                 -----------        ---------        ---------

Costs and Expenses:
  Cost of merchandise sold, occupancy and buying expenses            423,542          410,067          457,122
  Selling, general and administrative expenses                       151,293          156,892          169,919
  Key employees retention bonus plan expense                           4,000            4,994
  Hiring and recruiting expenses for new executives                    2,121            1,435               86
  Provision for doubtful accounts                                      8,636            6,680            5,878
  Interest expense                                                     7,084            6,467            9,557
  Other income                                                          (661)          (1,106)
                                                                 -----------        ---------        ---------

          Total costs and expenses                                   596,015          585,429          642,562
                                                                 -----------        ---------        ---------

           Income (loss) before reorganization items and
            income tax expense (benefit)                              11,931           11,579          (33,631)

Reorganization items                                                 (27,542)         (23,648)         (19,711)
                                                                 -----------        ---------        ---------

           Loss before income tax expense (benefit),
            discontinued operations and extraordinary item           (15,611)         (12,069)         (53,342)

Income tax expense (benefit)                                          (7,412)             360           (2,332)
                                                                 -----------        ---------        ---------

           Loss from continuing operations                            (8,199)         (12,429)         (51,010)

Discontinued operations                                                7,378                           (12,276)
                                                                 -----------        ---------        ---------

           Loss before extraordinary item                               (821)         (12,429)         (63,286)

Extraordinary item                                                   (28,131)
                                                                 -----------        ---------        ---------
           Net loss                                              $   (28,952)       $ (12,429)       $ (63,286)
                                                                 ===========        =========        =========

Basic and diluted earnings (loss) per common share:
  Loss from continuing operations                                $     (6.58)       $ (100.20)       $ (411.25)
  Discontinued operations                                               5.92                            (98.97)
  Extraordinary item                                                  (22.58)
                                                                 -----------        ---------        ---------
  Net loss                                                       $    (23.24)       $ (100.20)       $ (510.22)
                                                                 ===========        =========        =========

  Weighted average number of common shares outstanding             1,245,760          124,036          124,036
                                                                 ===========        =========        =========


See notes to consolidated financial statements.

THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)



                                                                                              UNEARNED                      TOTAL
                                           PREFERRED                      ADDITIONAL        COMPENSATION -    RETAINED      SHARE-
                                             STOCK          COMMON          PAID-IN           RESTRICTED      EARNINGS     HOLDERS'
                                            SERIES B         STOCK          CAPITAL            STOCK         (DEFICIT)      EQUITY

Shareholders' equity at January 28, 1995
  (124,036 common shares outstanding)       $       7        $   6,511      $  23,283        $              $  52,052     $  81,853

Net loss                                                                                                      (63,286)      (63,286)
                                            ---------        ---------      ---------        ---------      ---------     ---------

Shareholders' equity at February 3, 1996
  (124,036 common shares outstanding)               7            6,511         23,283                         (11,234)       18,567

Net loss                                                                                                      (12,429)      (12,429)
                                            ---------        ---------      ---------        ---------      ---------     ---------

Shareholders' equity at February 1, 1997
  (124,036 common shares outstanding)               7            6,511         23,283                         (23,663)        6,138
Net loss                                                                                                      (28,952)      (28,952)
Common stock issuance at bankruptcy
  emergence (12,372,960 common shares)             (7)         191,580        (23,283)                                      168,290
Restricted shares issued
  (86,793 common shares)                                         1,260                          (1,225)                          35
                                            ---------        ---------      ---------        ---------      ---------     ---------

Shareholders' equity at January 31, 1998
  (12,583,789 common shares
  outstanding)                              $                $ 199,351      $                $  (1,225)     $ (52,615)    $ 145,511
                                            =========        =========      =========        =========      =========     =========


See notes to consolidated financial statements.

THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      YEAR ENDED
                                                                                     ----------------------------------------------

                                                                                      JANUARY 31,      FEBRUARY 1,      FEBRUARY 3,
                                                                                         1998             1997             1996
                                                                                                 (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss                                                                             $ (28,952)       $ (12,429)       $ (63,286)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Provision for doubtful accounts                                                        8,636            6,680            5,878
    Deferred income taxes                                                                 (7,877)                            5,270
    Provision for depreciation and amortization                                           11,849           13,139           15,768
    Loss on disposal of assets                                                               665            1,737            6,640
    Loss on equipment settlements                                                             74            7,458
    Stock-based compensation expense                                                          85
    Payment to general unsecured creditors                                               (82,215)
    Discontinued operations                                                               (7,378)
    Extraordinary item                                                                    28,131
    Changes in noncash assets and liabilities:
      Customer accounts receivable                                                         2,473          (10,118)          (9,621)
      Merchandise inventories                                                            (10,657)          (7,545)          23,980
      Refundable income taxes                                                             10,336
      Other current assets                                                                 2,308           (5,331)          (2,841)
      Other long-term assets                                                               1,566              916           (1,202)
      Discontinued operations                                                                                                  583
      Accounts payable                                                                    16,423           (2,710)          66,850
      Accrued liabilities                                                                  1,113           (2,478)           8,063
      Deferred items                                                                                          365            1,048
                                                                                       ---------        ---------        ---------

          Net cash provided by (used in) operating activities                            (53,420)         (10,316)          57,130
                                                                                       ---------        ---------        ---------

Cash flows from investing activities:
  Capital expenditures                                                                   (20,994)          (4,759)         (11,401)
  Proceeds from surrender of insurance policies                                                               271            3,000
  Proceeds from sale of property                                                                            1,200
  Proceeds from sale of investment                                                                            300
  Acquisition of securitized receivables                                                                                  (115,000)
                                                                                       ---------        ---------        ---------

          Net cash used in investing activities                                          (20,994)          (2,988)        (123,401)
                                                                                       ---------        ---------        ---------

Cash flows from financing activities:
  Net borrowings under asset securization agreement                                      123,015
  Net borrowings (payments) on bankers' acceptance and revolving lines of credit          10,960                            29,500
  Payments on long-term obligations                                                         (748)            (991)          (1,200)
  Debt acquisition costs                                                                  (1,634)          (1,052)          (3,875)
  Net borrowings (payments) under DIP Facility                                           (57,773)           7,773           50,000
                                                                                       ---------        ---------        ---------

          Net cash provided by financing activities                                       73,820            5,730           74,425
                                                                                       ---------        ---------        ---------

Increase (decrease) in cash and equivalents                                                 (594)          (7,574)           8,154

Cash and equivalents - beginning of year                                                   7,091           14,665            6,511
                                                                                       ---------        ---------        ---------

Cash and equivalents - end of year                                                     $   6,497        $   7,091        $  14,665
                                                                                       =========        =========        =========

Supplemental cash flow information:
  Interest paid                                                                        $   6,945        $   6,929        $  11,053
  Income taxes paid                                                                          497              335              300

Supplemental non-cash investing and financing activities:
  Property acquired from lease incentives                                              $      44        $     366        $   1,956
  Property acquired from lease settlements                                                   235            3,142


See notes to consolidated financial statements.

THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


A.     CHAPTER 11 CASE

      On October 17, 1995 (the "Filing Date") , The Elder-Beerman Stores Corp. and its Subsidiaries (collectively, the "Company") filed petitions for relief under chapter 11 of the United States Bankruptcy Code ("Chapter 11"). From that time until December 30, 1997, the Company operated its business as a debtor in possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court").

      On December 30, 1997 (the "Effective Date"), the Company substantially consummated its Third Amended Joint Plan of Reorganization dated November 17, 1997, as amended, (the "Joint Plan"), which was confirmed by an order of the Bankruptcy Court entered on December 16, 1997.

      The consolidated financial statements of the Company during its Chapter 11 case are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). As of the Effective Date, the reorganization value of assets of the Company exceeded total liabilities. As such, in accordance with SOP 90-7, fresh-start accounting and reporting was not adopted.

      The Joint Plan establishes a reorganized Company, including a new Board of Directors, new benefit and compensation programs and agreements, a reorganization bonus paid to certain executives, authorization and issuance of shares of new common and preferred stock and the issuance of warrants. In addition, the Joint Plan provides for the settlement of prepetition liabilities subject to compromise, in the Company's Chapter 11 case in exchange for cash, shares of new common stock or reinstatement as liabilities of the reorganized Company.

      The cash disbursements upon the effectiveness of the Joint Plan are as follows:

Holders of general unsecured claims                                                   $    79,698
Holders of unsecured claims against the Company's
  discontinued Margo's operations                                                           2,517
                                                                                      -----------
Total payments made to general unsecured creditors                                    $    82,215
                                                                                      ===========


      The new common shares issued upon the effectiveness of the Joint Plan are as follows:


Holders of general unsecured claims                                                    12,279,611
Holders of old common stock interests                                                     124,036
Reorganization bonus to certain executives                                                 93,349
                                                                                      -----------

                                                                                       12,496,996
                                                                                      ===========

      In addition to receiving new common shares, the holders of common stock prior to the Company's emergence from bankruptcy received 249,809 Series A Stock Warrants and 374,713 Series B Stock Warrants at the Effective Date. The holders of preferred stock prior to the Company's emergence from bankruptcy were awarded allowed claims as general unsecured claimants and, accordingly, are included in the general unsecured distributions described above (see Note I).

      The value of cash and common stock required to be distributed under the Joint Plan to the Company's general unsecured creditors exceeded the value of the liabilities settled. Therefore, the Company recorded an extraordinary loss related to the discharge of these prepetition liabilities. The extraordinary loss recorded by the Company is determined as follows:


Cash distribution to general unsecured creditors pursuant to the Joint Plan       $  79,698
Fair value of new common stock issued to general unsecured creditors                178,300
                                                                                  ---------

                                                                                    257,998
Less:  General unsecured claims                                                    (229,867)
                                                                                  ---------

Extraordinary loss                                                                $  28,131
                                                                                  =========



The February 1, 1997, consolidated balance sheet includes liabilities subject to resolution in the Chapter 11 case. These liabilities are classified as liabilities subject to compromise under reorganization proceedings, and are comprised of the following:

                                              FEBRUARY 1,
                                                1997

Accounts payable and accrued liabilities       $ 92,209
Unsecured debt                                  131,900
Secured debt                                      2,455
Capital lease obligations                         2,834
Accrued interest                                  2,277
                                               --------

                                               $231,675
                                               ========

B.    SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS - The Company operates principally in midwestern states, through retail department stores and free-standing shoe stores. The women's specialty stores (Margo's La Mode, Inc.) were liquidated in 1995 (see Note N).

      ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of The Elder-Beerman Stores Corp. and subsidiaries (including The El-Bee Chargit Corp., a finance subsidiary). All significant intercompany balances and transactions have been eliminated in consolidation.

      FISCAL YEAR - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1997 and 1996 consist of 52 weeks, and fiscal year 1995 consists of 53 weeks ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

      CASH AND EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

      CUSTOMER ACCOUNTS RECEIVABLE - Customer accounts receivable are classified as current assets since the average collection period is generally less than one year.

      MERCHANDISE INVENTORIES - Retail inventory is determined principally by the retail method applied on a last-in, first-out (LIFO) basis and is stated at the lower of cost or market. If the first-in, first-out (FIFO) basis had been used, inventories would be higher by $6,657 at January 31, 1998 and $8,043 at February 1, 1997.

      PROPERTY is stated at cost less accumulated depreciation determined by the straight-line method over the expected useful lives of the assets. Assets held under capital leases and related obligations are recorded initially at the lower of fair market value or the present value of the minimum lease payments. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. The estimated useful lives by class of asset are:

         Buildings                                                25 to 50 years
         Leasehold improvements                                   10 to 20 years
         Furniture, fixtures and equipment                         3 to 10 years

      OTHER ASSETS include the value assigned to lease agreements acquired in an acquisition that is being amortized over the lease terms. The Company continually evaluates, based upon income and/or cash flow projections and other factors as appropriate, whether events and circumstances have occurred that indicate that the remaining estimated useful life of the asset warrants revision or that the remaining balance of this asset may not be recoverable.

      During fiscal year 1995, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Upon the adoption of SFAS No. 121, the Company recognized an impairment loss of $551 related to the value assigned to lease agreements associated with closed stores, which is included in cost of merchandise sold, occupancy and buying expenses.

      REVENUES are recognized on merchandise inventory sold upon receipt by the customer. Finance revenue is generated by outstanding customer accounts receivable and recognized as interest is accrued on these outstanding balances.

      PRE-OPENING COSTS associated with opening new stores are expensed as incurred.

      ADVERTISING EXPENSE - The cost of advertising is expensed as incurred.

      NET EARNINGS (LOSS) PER COMMON SHARE are computed by dividing net earnings
      (loss) by the weighted-average number of common shares outstanding during the year. Stock options, restricted shares and warrants outstanding at January 31, 1998, represent potential common shares and are not included in computing diluted earnings per share as the effect on the current year would be antidilutive. Share and per share amounts for all periods presented have been restated to reflect the adoption of SFAS No. 128, Earnings Per Share, and the effect of the issuance of new common stock upon the Company's emergence from bankruptcy.

      STOCK OPTIONS - The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25.

      FINANCIAL INSTRUMENTS - The Company utilizes interest rate swap agreements to manage its interest rate risks when receivables are sold under asset securitization programs or other borrowings. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they accrue. Gains or losses on terminated interest rate swap agreements are included in long-term liabilities or assets and amortized to interest expense over the shorter of the original term of the agreements or the life of the financial instruments to which they are matched. Gains or losses on the mark-to-market for interest rate swap agreements that do not qualify for hedge accounting are recorded as income or expense each period.

      RECLASSIFICATIONS - Certain amounts in the fiscal 1996 and 1995 financial statements have been reclassified to conform with the fiscal 1997 presentation.

C.    CUSTOMER ACCOUNTS RECEIVABLE

      Customer accounts receivable, which represent finance subsidiary receivables (Note D), are classified as shown in the following table. Interest is charged at an annual rate of 18% to 21%, depending on state law.

                                                 JANUARY 31,      FEBRUARY 1,
TYPE OF ACCOUNT                                     1998             1997

Optional and other                                $ 131,825        $ 140,623
Deferred payment                                      9,736           12,239
                                                  ---------        ---------

          Total                                     141,561          152,862
Less:
  Allowance for doubtful accounts                    (4,177)          (3,800)
  Unearned interest on deferred contracts              (679)          (1,248)
                                                  ---------        ---------

          Customer accounts receivable, net       $ 136,705        $ 147,814
                                                  =========        =========

                                                        YEAR ENDED
                                          -------------------------------------
                                         JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                           1998            1997           1996
                                          -------        -------        -------
Allowance for doubtful accounts:
  Balance, beginning of year              $ 3,800        $ 3,200        $ 1,700
  Provision                                 8,636          6,680          5,878
  Charge offs, net of recoveries           (8,259)        (6,080)        (4,378)
                                          -------        -------        -------
  Balance, end of year                    $ 4,177        $ 3,800        $ 3,200
                                          =======        =======        =======

         Customer accounts receivable result from the Company's proprietary credit card sales to customers residing principally in the midwestern states. As such, the Company believes it is not dependent on a given industry or business for its customer base and therefore has no significant concentration of credit risk.

         Deferred payment accounts include the remaining unearned interest charge to be received. Unearned interest is amortized to finance income using the effective interest method.

D.       FINANCE SUBSIDIARY

         The El-Bee Chargit Corp. ("Chargit") purchases substantially all Elder-Beerman and subsidiaries' proprietary credit card receivables; such receivables are purchased at a 2% discount (as of January 1998, 3% discount). Customer accounts receivable held by the finance subsidiary are included in Note C; purchase discounts are eliminated in consolidation.

                                                  JANUARY 31,        FEBRUARY 1,
BALANCE SHEETS                                       1998               1997
Assets:
  Customer accounts receivable - net               $ 136,705          $ 147,814
  Unamortized purchase discount                       (2,923)            (3,057)
  Intercompany - prepetition                                              4,845
  Other assets                                         3,658              2,295
                                                   ---------          ---------
          Total                                    $ 137,440          $ 151,897
                                                   =========          =========
Liabilities and shareholder's equity:
  Liabilities                                      $     519          $   2,286
  Intercompany - postpetition                          7,230            114,769
  Liabilities subject to compromise                                         445
  Long-term financing                                123,015
  Shareholder's equity                                 6,676             34,397
                                                   ---------          ---------
          Total                                    $ 137,440          $ 151,897
                                                   =========          =========

                                                                          YEAR ENDED
                                                            ----------------------------------------
                                                           JANUARY 31,     FEBRUARY 1,     FEBRUARY 3,
STATEMENTS OF OPERATIONS                                      1998            1997            1996
                                                            --------        --------        --------
Revenues:
  Financing (net of securitization expense of $5,933,
    for fiscal 1995)                                        $ 26,574        $ 27,451        $ 18,913
  Purchase discount                                            5,507           5,277           5,594
                                                            --------        --------        --------
          Total revenues
                                                              32,081          32,728          24,507
                                                            --------        --------        --------
Expenses:
  Occupancy costs                                                322             298             300
  Selling, general and administrative                          6,691           6,219           6,186
  Provision for doubtful accounts                              8,636           6,680           5,878
  Other (income) expense                                         611          (1,106)
  Interest expense                                               748
                                                            --------        --------        --------
          Total expenses                                      17,008          12,091          12,364
                                                            --------        --------        --------
Income before reorganization items and income taxes           15,073          20,637          12,143
Reorganization items                                             (31)                         (5,288)
                                                            --------        --------        --------
Income before income taxes and extraordinary item           $ 15,042        $ 20,637        $  6,855
                                                            ========        ========        ========

         On December 30, 1997, Chargit entered into a three-year variable-rate securitization loan agreement ("Securitization Facility") with a commercial bank, in which Chargit's customer accounts receivable are pledged as collateral under the related Securitization Facility (see Note F). The Securitization Facility is a revolving arrangement whereby Chargit can borrow up to $125,000. As of January 31, 1998, borrowings on Chargit's financial statements were $123,015.

         On December 30, 1997, as a requirement of the Securitization Facility, the Company entered into an interest rate swap agreement with a notional amount of $115,000, expiring September 28, 2001, to reduce the impact of interest rate changes on future interest expense. This agreement has been matched to the Securitization Facility to reduce the impact of interest rate changes on cash flows.

         Prior to the Filing Date, the Company had a variable rate asset securitization agreement with a commercial bank whereby it could sell up to $115,000 of customer accounts receivable. The Company sold approximately $115,000 of customer accounts receivable under this agreement. These receivables were sold with a repurchase liability for balances ultimately determined to be uncollectible. As a result of the bankruptcy filing, the Company discontinued its accounts receivable sale program and terminated its asset securitization agreement.

         Upon termination of the accounts receivable sale program, the notional amount of the effective interest rate swap agreements hedged against receivables sold was $55,000. This notional amount was unmatched and a $5,025 mark-to-market adjustment was recorded as reorganization expense in fiscal 1995. For the period from the Filing Date to the Effective Date, the estimated market value of the interest rate swaps were recorded as liabilities subject to compromise. Mark-to-market adjustments of $619 and ($1,106) are recorded as other expense (income) in fiscal 1997 and 1996, respectively. The unmatched interest rate swap agreement was paid off in December 1997.

         The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement. The differential between the fixed and variable rates to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. The Company has outstanding swap agreements with notional amounts totaling $115,000 and $55,000 for the fiscal years ended 1997 and 1996, respectively.

         The Company is exposed to credit related losses in the event of non-performance by the counterparties to the swap agreements. All counterparties are rated A or higher by Moody's and Standard and Poor's and the Company does not anticipate non-performance by any of its counterparties.

E.       OTHER ASSETS

                                                   JANUARY 31,       FEBRUARY 1,
                                                      1998              1997
                                                   -----------       -----------
Deferred tax asset                                 $     5,282       $
Value assigned to lease agreements                       3,042             3,554
Receivables from developers                                                2,380
Unamortized debt issuance costs                            909               454
Import deposits                                          2,555             2,555
Other                                                    2,966             2,947
                                                   -----------       -----------
                                                   $    14,754       $    11,890
                                                   ===========       ===========

         Receivables from developers represent receivables related to lease incentives, in the form of construction reimbursements and advertising allowances and are included in other long-term assets in fiscal 1996 because payment of certain construction reimbursements by the developer to the Company are contingent on the Company's lease assumption and/or payments for construction work performed. In fiscal 1997, these amounts are classified as current because the Company expects to receive all amounts in fiscal 1998.

F.       LONG-TERM OBLIGATIONS

         On December 30, 1997, the Company entered into a three-year $125,000 Revolving Credit Facility ("Credit Facility") and Securitization Facility that effectively replaced the prior DIP Facility and paid certain liabilities subject to compromise and administrative claims.

         The Credit Facility provides for borrowings and letters of credit in an aggregate amount up to $125,000, subject to a borrowing base formula based primarily on merchandise inventories. There was a $30,000 sublimit for letters of credit, which was temporarily increased to $60,000 in fiscal 1998. Borrowings bear interest at either prime plus
         37.5 basis points or LIBOR plus 137.5 basis points through January 1999. Subsequent to January 1999, the interest rate on these borrowings can fluctuate based on certain financial ratios of the Company. As of January 31, 1998, the Company had $10,960 in outstanding borrowings, $8,167 in outstanding letters of credit and approximately $51,000 available for additional borrowings under the Credit Facility.

         The Securitization Facility provides for the Company to borrow up to $125,000. The borrowings under this facility are subject to a borrowing base formula based primarily on outstanding consumer accounts receivable. Borrowings bear interest at approximately 1-month LIBOR, plus 50 basis points.

         Certain financial covenants related to debt, capital expenditures, interest and fixed charge expenditures are included in these agreements. Additionally, there are certain other restrictive covenants including limitations on the incurrence of additional liens, indebtedness, payment of dividends, distributions or other payments on and repurchases of outstanding capital stock, investments, mergers, stock transfers and sales of assets. Certain ratios related to the performance of the accounts receivable portfolio are also included.

         Long-term obligations consist of the following:

                                                                                      JANUARY 31,    FEBRUARY 1,
                                                                                         1998           1997
                                                                                       --------       --------
DIP Facility                                                                           $              $ 57,773
Revolving credit arrangement                                                                             3,600
Unsecured credit facility:
  Eurodollar borrowings                                                                                 40,000
  Bankers' acceptances                                                                                  13,300
  Competitive bid advances                                                                               5,000
Unsecured senior notes payable, Series A-C                                                              50,000
Unsecured senior notes payable                                                                          20,000
Mortgage note payable, 9.75%                                                              2,669          2,727
Industrial development revenue bonds, variable rates based on published index of
  tax-exempt bonds (5.15%)                                                                4,260          5,555
Capital lease obligations (Note G)                                                        2,225          2,834
Credit facility (8.0%)                                                                   10,960
Securitization facility (5.9%)                                                          123,015
                                                                                       --------       --------
Total                                                                                   143,129        200,789
Less:
  Liabilities subject to compromise                                                                    137,189
  DIP Facility                                                                                          57,773
  Current portion of long-term obligations, not subject
    to compromise                                                                         1,105            158
                                                                                       --------       --------
Net long-term obligations                                                              $142,024       $  5,669
                                                                                       ========       ========

         Maturities of borrowings are $1,105 in 1998, $951 in 1999, $134,942 in 2000, $870 in 2001, $362 in 2002, and $4,899 thereafter.

         Collateral for the industrial development revenue bonds and the mortgage note payable is land, buildings, furniture, fixtures and equipment with a net book value of $5,675 at January 31, 1998. Mechanics' liens have been filed in respect of improvements made to certain properties.

G.       LEASES

         The Company leases retail store properties and certain equipment. Generally, leases are net leases that require the payment of executory expenses such as real estate taxes, insurance, maintenance and other operating costs, in addition to minimum rentals. Leases for retail stores generally contain renewal or purchase options, or both, and generally provide for contingent rentals based on a percentage of sales.

         Minimum annual rentals, for leases having initial or remaining noncancelable lease terms in excess of one year at January 31, 1998, are as follows:

                                                        OPERATING        CAPITAL
FISCAL YEAR                                              LEASES          LEASES
                                                        --------        --------
1998                                                    $ 18,099        $    824
1999                                                      16,203             584
2000                                                      13,676             525
2001                                                      11,459             347
2002                                                      10,358             174
Thereafter                                                77,872             121
                                                        --------        --------
Minimum lease payments                                  $147,667           2,575
                                                        ========
Less imputed interest                                                        350
                                                                        --------
Present value of net minimum lease payments                             $  2,225
                                                                        ========

                                                       YEAR ENDED
                                       -----------------------------------------
                                      JANUARY 31,      FEBRUARY 1,      FEBRUARY 3,
RENT EXPENSE                            1998             1997              1996
                                       -------          -------          -------
Operating leases:
  Minimum                              $17,677          $20,489          $23,228
  Contingent                             2,108            2,136            2,766
                                       -------          -------          -------
Total rent expense                     $19,785          $22,625          $25,994
                                       =======          =======          =======

                                                      JANUARY 31,     FEBRUARY 1,
ASSETS HELD UNDER CAPITAL LEASES                        1998              1997
                                                       --------        --------
Buildings                                              $ 11,033        $ 11,033
Equipment                                                   235
Less accumulated depreciation and amortization
                                                         (9,997)         (9,565)
                                                       --------        --------
Net                                                    $  1,271        $  1,468
                                                       ========        ========

         Assets acquired under capital leases are included in the consolidated balance sheets as property, while the related obligations are included in long-term obligations (see Note F).

H.       INCOME TAXES

         Income tax expense (benefit) consists of the following:

                                                                         YEAR ENDED
                                                          ----------------------------------------
                                                         JANUARY 31,     FEBRUARY 1,     FEBRUARY 3,
                                                            1998            1997             1996
                                                          --------        --------        --------
Current:
  Federal                                                 $               $               $(10,400)
  State and local                                              465             360             504
                                                          --------        --------        --------
                                                               465             360          (9,896)
                                                          --------        --------        --------
Deferred:
  Net operating losses and tax credit carryforwards         (5,529)        (13,560)         (6,487)
  Interest                                                  (6,119)          6,119
  Deferred income                                            1,804           1,513            (270)
  Discontinued operations                                    2,362             158            (274)
  Other                                                      3,364            (725)         (4,200)
  Valuation allowance                                       (3,759)          6,495          20,787
                                                          --------        --------        --------
                                                            (7,877)                          9,556
                                                          --------        --------        --------
          Income tax expense (benefit)                    $ (7,412)       $    360        $   (340)
                                                          ========        ========        ========
Income statement classification:
  Continuing operations                                   $ (7,412)       $    360        $ (2,332)
  Discontinued operations                                                                    1,992
                                                          --------        --------        --------
          Total                                           $ (7,412)       $    360        $   (340)
                                                          ========        ========        ========

         The current tax benefit in fiscal 1995 includes the carryback of net operating losses for a refund of prior taxes paid. During fiscal 1997, this income tax refund was received by the Company.

         The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

                                    JANUARY 31,      FEBRUARY 1,     FEBRUARY 3,
                                       1998             1997            1996
                                     --------         --------        --------
Federal statutory tax rate           $ (5,464)        $ (4,224)       $(18,670)
State and local taxes                     465              360             504
Valuation allowance                    (7,579)           3,767          15,824
Permanent items                         5,166              457              10
                                     --------         --------        --------
Income taxes                         $ (7,412)        $    360        $ (2,332)
                                     ========         ========        ========
Effective tax (benefit) rate            (47.5)%            --%            (4.4)%
                                     ========         ========        ========

         Deferred income taxes consist of the following:

                                                         JANUARY 31,     FEBRUARY 1,
                                                            1998            1997
                                                          --------        --------
Deferred tax assets:
  Net operating losses and tax credit carryforwards       $ 25,576        $ 20,047
  Discontinued operations                                                    2,362
  Deferred income                                              602           2,406
  Bad debts                                                  1,518           1,414
  Other                                                      4,280           7,517
                                                          --------        --------
                                                            31,976          33,746
  Valuation allowance                                      (23,523)        (27,282)
          Total deferred tax assets                          8,453           6,464
                                                          --------        --------
Deferred tax liabilities:
  Interest expense                                                           6,119
  Other                                                        576             345
                                                          --------        --------
          Total deferred tax liabilities
                                                               576           6,464
                                                          --------        --------
          Net                                             $  7,877        $
                                                          ========        ========
      Included in the balance sheets:
Current assets - deferred tax asset                       $  2,595        $
Other assets                                                 5,282
                                                          --------        --------
          Net deferred tax assets                         $  7,877        $
                                                          ========        ========

         Permanent items consist primarily of bankruptcy related expenses that are not deductible for tax purposes. The net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets will result in future benefits only if the Company has taxable income in future periods. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance has been recorded for the tax effect of a portion of the future tax deductions and tax credit carryforwards.

         The federal net operating loss carryforward is approximately $64,000 and is available to reduce federal taxable income through 2012. The tax credit carryforward is approximately $2,600; of which $600 will expire in 2009 and 2010, and the balance is an indefinite carryforward.

I.       EMPLOYEE BENEFIT PLANS

         A defined-contribution employee benefit plan (the "401(k) Plan") covers substantially all employees. The Company may contribute to the Plan based on a percentage of compensation and on a percentage of income before income taxes. No contributions were made in fiscal years 1997, 1996 and 1995. Eligible employees can make contributions to the Plan through payroll withholdings of one to fifteen percent of their annual compensation.

         The Plan includes an employee stock ownership component. At February 1, 1997, the Plan held all of the outstanding preferred shares of the Company. These preferred shares were included in the settlement of the general unsecured claims on December 30, 1997 (See Note A). The preferred shares were settled with a distribution of $4,184 in cash and issuance of 644,680 common shares.

         A Stock Purchase Plan was established under the Joint Plan. The Stock Purchase Plan provides for the Company's employees to purchase Elder-Beerman common stock at a 15% discount. Employees can make contributions to the Plan through payroll withholdings of one percent to ten percent of their annual compensation, up to a maximum of $25 per year. A total of 625,000 shares of common stock are registered and unissued under this plan.

J.       BONUS PLANS

         In 1995, the Company established a key employee retention program (the "KERP"). The KERP provided for bonus payments to be made during the Company's bankruptcy proceedings based on operating results and continued employment. Expenses of $4,000 and $4,994 were recorded in fiscal years 1997 and 1996, respectively.

K.       TRANSACTIONS WITH RELATED PARTIES

         The Company leased real estate under operating leases from certain affiliated entities, and made payments to these related parties totaling $3,247, $3,742 and $4,129 in fiscal years 1997, 1996 and 1995, respectively. As a result of the issuance of new common shares of the Company as of the Effective Date (see Note A), these entities' are no longer related parties at January 31, 1998. Balances with related parties at February 1, 1997 were as follows:

Customer accounts receivable                                                $368
Other current assets                                                          60
Other long-term assets                                                       460
Accounts payable and other liabilities                                       536
Liabilities subject to compromise                                            951

L.       SHAREHOLDERS' EQUITY

         The Company authorized 25 million no par new common shares effective with the Company's bankruptcy emergence. Under a Rights Agreement, each outstanding common share presently has one right attached that trades with the common share. Generally, the rights become exercisable and trade separately after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the Company at an exercise price of 50% of the then-current common share market value. The rights expire on December 30, 1998, unless the Board of Directors takes action prior to that date to extend the rights, and are presently redeemable at $.01 per right.

         At December 30, 1997, the Company issued shares of common stock to its general unsecured claimants, which included 644,680 shares of common stock issued in satisfaction of the claims of the old Series B Preferred Shareholders. The Board of Directors has the authority to issue five million shares of new preferred stock. At January 31, 1998, these shares are unissued.

M.       STOCK-BASED COMPENSATION

         During the fourth quarter of 1997, stock options and restricted shares were granted to designated employees and nonemployee directors under the new Equity and Performance Incentive Plan. This plan also authorizes the Company's Board of Directors to grant appreciation rights, deferred shares, performance shares and performance units. Awards relating to 2,250,000 shares are authorized for issuance under this plan and awards related to 1,310,000 shares have been issued as of January 31, 1998.

         On December 30, 1997, 773,000 stock options with an exercise price of $10.89 per share were granted to directors, officers and key employees under the Equity and Performance Incentive Plan. The options granted have a maximum term of ten years and vest over a period of three to five years. At January 31, 1998, none of the 773,000 stock options outstanding are exercisable. The following table summarizes the fair value of options granted using the Black-Scholes Option Pricing Model:

Fair value of options granted during the year                            $  8.63
Weighted-average assumptions used for grants:
  Expected dividend yield                                                    0 %
  Expected volatility                                                       35 %
  Risk-free interest rate                                                  6.5 %
  Expected life                                                          7 years

         The Restricted Stock Plan provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. There were 86,793 shares awarded under this plan in January 1998. The fair value of the restricted shares awarded is $1,260 and is being amortized over the three year vesting period.

         Total compensation costs charged to loss from continuing operations before income taxes for all stock-based compensation awards was approximately $85 in fiscal 1997. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the Company's net loss and loss per common share would have been reduced to the following pro forma amounts:

                                                                      YEAR ENDED
                                                                     JANUARY 31,
                                                                         1998
Net loss:
  As reported                                                        $  (28,952)
  Pro forma                                                             (29,018)
Loss per common share:
  As reported                                                            (23.24)
  Pro forma                                                              (23.29)

N.       DISCONTINUED OPERATIONS

         In fiscal 1994, the Company adopted formal plans to dispose of its subsidiaries, Margo's La Mode, Inc. ("Margo's") and The Bee-Gee Shoe Corp. ("Bee Gee") and recorded reserves for loss on disposal of $9,834, net of tax benefit of $5,066. During fiscal 1995, the Company was unsuccessful in its attempt to sell Margo's and decided to liquidate the subsidiary. During fiscal 1996, management determined the value of Bee Gee would be more effectively realized by retaining Bee Gee as a part of the Company's ongoing operations.

         Based on management's estimates and the change in the disposition strategy of Margo's in 1995, the Company provided an additional reserve of $19,262 (including income tax expense of $1,992) for the discontinued operations of Margo's. The discontinued operations expense of $12,276 for fiscal 1995 includes the additional reserve for Margo's net of the reversal of reserves for Bee Gee of $6,986 as a result of management's decision in fiscal 1996, previously discussed. Margo's operating losses of $322, $451 and $16,419 were charged against the reserve for discontinued operations for fiscal years 1997, 1996 and 1995, respectively. Margo's net sales were $34,227 in 1995. Margo's did not have any sales subsequent to fiscal 1995.

         The settlement of Margo's liabilities subject to compromise and other liabilities upon the Company's emergence from bankruptcy during fiscal 1997 resulted in a net gain from discontinued operations of $7,378. The Company was able to utilize operating loss carryforwards that were fully reserved in prior years to offset the income tax expense related to the gain on discontinued operations. Therefore, there is no income tax expense recorded in connection with this gain.

O.       REORGANIZATION ITEMS

         Reorganization costs consist of the following:

                                                                  YEAR ENDED
                                                      -----------------------------------
                                                     JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                        1998          1997          1996
                                                      -------       -------       -------
Professional fees                                     $15,505       $ 8,612       $ 3,586
Equipment lease settlements                                74         7,458
Restructuring                                           6,852         4,497         8,897
Adjustment to liabilities subject to compromise         2,326
Reorganization bonus                                    2,100
Financing costs                                           685         3,081         2,203
Market value adjustments of interest rate swaps                                     5,025
                                                      -------       -------       -------
          Total                                       $27,542       $23,648       $19,711
                                                      =======       =======       =======

         Subsequent to the Chapter 11 filings, the Company began restructuring its business and decided, among other things, to close two outlet stores and certain Bee Gee locations and discontinue certain vendors in fiscal 1995 and closed a furniture store in fiscal 1996. In fiscal 1997 the Company closed two department stores and discontinued certain departments. Property impairment, severance and certain store closing costs are included in restructuring costs. The Company negotiated various equipment lease settlements primarily during fiscal 1996. Equipment lease settlement costs primarily resulted from renegotiated leases where cash payments and unsecured claims satisfied under the Joint Plan were granted in exchange for ownership of the equipment and relief from other claims previously filed in connection with the underlying leases.

         In 1995, the market value adjustments of interest rate swaps represent the recognition of losses on interest rate swaps previously hedged against accounts receivable sold. Financing costs include the write-off of the unamortized balance of previously deferred financing costs and amortization of fees associated with the DIP facility.

P.       DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                  CASH AND EQUIVALENTS - The carrying amount approximates fair value because of the short maturity of those instruments.

                  ACCOUNTS RECEIVABLE AND DIP FACILITY - The net carrying amount approximates fair value because of the relatively short average maturity of the instruments.

                  LONG-TERM DEBT - The carrying amount approximates fair value as a result of the variable-rate based borrowings.

                  INTEREST RATE SWAP AGREEMENTS - The fair value of interest rate swaps is based on the quoted market prices that the Company would pay to terminate the swap agreements at the reporting date. The following table summarizes the carrying amount and estimated fair value of the interest rate swap agreements.

                                              JANUARY 31, 1998               FEBRUARY 1, 1997
                                            ----------------------        ----------------------
                                            CARRYING         FAIR         CARRYING         FAIR
                                             AMOUNT         VALUE          AMOUNT         VALUE
Financial instruments - interest rate
   swaps                                    $    --        $    --        $(1,415)       $(1,415)
Unrecognized financial instruments -
  interest rate swaps                                       (1,548)          (579)          (844)

Q.       COMMITMENTS AND CONTINGENCIES

         LITIGATION - The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. In addition, as a result of the bankruptcy case, the Company remains subject to the jurisdiction of the Bankruptcy Court for matters relating to the consummation of the Joint Plan. Management believes the outcome of any of the litigation matters that will have a material effect on the Company's results of operations, cash flows or financial position have been appropriately accrued.

         INSURANCE - The Company is self-insured for employee medical and workers' compensation subject to limitations for which insurance has been purchased. Management believes that those claims reported and not paid and claims incurred, but not yet reported, are appropriately accrued.

                                   * * * * * *

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information regarding those persons currently serving as the executive officers and directors of the Company. Certain biographical information regarding each of the Company's current directors and executive officers is described below the table.

          Name             Age                                 Position
------------------------ ------ ------------------------------------------------------------------------
Frederick J. Mershad       55   Chairman of the Board and Chief Executive Officer
John A. Muskovich          51   President, Chief Operating Officer, Chief Financial Officer and Director
James M. Zamberlan         51   Executive Vice President, Stores
Steven D. Lipton           47   Senior Vice President, Controller
Perry J. Schiller          40   Senior Vice President and Treasurer
Scott J. Davido, Esq.      36   Senior Vice President, General Counsel, and Secretary
Stewart M. Kasen           58   Director
Steven C. Mason            62   Director
Thomas J. Noonan, Jr.      58   Director
Bernard Olsoff             69   Director
Laura H. Pomerantz         50   Director
Jack A. Staph              52   Director
John J. Wiesner            60   Director

         Frederick J. Mershad has served as Chairman of the Board of Elder-Beerman since December 1997, as Chief Executive Officer of Elder-Beerman since January 1997 and as President of Elder-Beerman from January 1997 to December 1997. Prior to this time, Mr. Mershad served as President and Chief Executive Officer of the Proffitt's division of Proffitt's, Inc. ("Proffitt's") from February 1995 to December 1996; Executive Vice President, Merchandising Stores for Proffitt's from May 1994 to January 1995; Senior Vice President, General Merchandise Manager, Home Store for Rich's Department Stores, Inc. from August 1993 to May 1994; and Executive Vice President, Merchandising and Marketing of the McRae's Department Stores division of Proffitt's from June 1990 to August 1993.

         John A. Muskovich has served as President, Chief Operating Officer, Chief Financial Officer and a Director of Elder-Beerman since December 1997 and served as Executive Vice President of Administration of Elder-Beerman from February 1996 to December 1997. Prior to this time, Mr. Muskovich served as Director of Business Process for Kmart Corp. from September 1995 to February 1996; President of the Federated Claims Services Group with Federated Department Stores, Inc. ("Federated") from February 1992 to August 1995; Vice President of Benefits of Federated from 1994 to 1995; and Vice President, Corporate Controller of Federated from 1988 to 1992.

         James M. Zamberlan has served as Executive Vice President, Stores of Elder-Beerman since July 1997. Prior to this time, Mr. Zamberlan served as Executive Vice President of Stores for Bradlee's, Inc. from September 1995 to January 1997 and also served as Senior Vice President of Stores for the Lazarus Division of Federated Department Stores, Inc. from November 1989 to August 1995.

         Steven D. Lipton has served as Senior Vice President, Controller of Elder-Beerman since March 1996. Prior to this time, Mr. Lipton served as Operating Vice President of Payroll for Federated Financial & Credit Services from September 1994 to January 1996 and served as Vice President and Controller of the Lazarus Division of Federated from February 1990 to August 1994.

         Perry J. Schiller has served as Senior Vice President and Treasurer of Elder-Beerman since November 1995. Prior to this time, Mr. Schiller served as the Director of Internal Audit for Elder-Beerman from October 1993 to November 1995 and served as a Senior Manager of Financial Audit for Deloitte & Touche LLP from May 1988 to October 1993.

         Scott J. Davido, Esq. has served as Senior Vice President, General Counsel, and Secretary of Elder-Beerman since January 1998. Prior to this time, Mr. Davido was a partner with Jones, Day, Reavis & Pogue, a law firm, since December 1996, and was employed as an associate with the firm since September 1987.

         Stewart M. Kasen has served as a Director of Elder-Beerman since December 1997. Currently, Mr. Kasen is a private investor. Mr. Kasen served as Chairman of the Board, President, and Chief Executive Officer of Best Products Co., Inc. ("Best Products"), a Richmond, Virginia, retail catalogue showroom company, from June 1994 through April 1996, President and Chief Executive Officer from June 1991 to June 1994, and President and Chief Operating Officer from 1989 to June 1991. Best Products filed for protection under Chapter 11 of the United States Bankruptcy Code in January 1991. Best Products' plan of reorganization was confirmed in June 1994, and it filed a petition for bankruptcy under Chapter 11 again on September 24, 1996. Mr. Kasen also currently serves as Chairman of the Board of Directors of Factory Card Outlet Corp., and as a Director of Markel Corp., O'Sullivan Industries Holdings, Inc., Bibb Co., and K2 Inc.

         Steven C. Mason has served as a Director of Elder-Beerman since December 1997. Mr. Mason retired from Mead Corp., a forest products company, in November 1997. Prior to retirement, Mr. Mason served as Chairman of the Board and Chief Executive Officer of Mead Corp., from April 1992 to November 1997. Mr. Mason is also currently a Director of PPG Industries, Inc. and Cincinnati Bell.

         Thomas J. Noonan, Jr. has served as a Director of Elder-Beerman since December 1997. Mr. Noonan serves as Managing Director of The Coppergate Group, a financial investment and management company, and has served in this capacity since April 1993. Mr. Noonan also serves as Executive Vice President and Chief Financial Officer of Herman's Sporting Goods, Inc., a sporting goods retailer that filed for protection under Chapter 11 of the United States Bankruptcy code and is currently being liquidated, and has served in this capacity since August 1994. Prior to this time, Mr. Noonan served as Managing Director and Chief Executive Officer of TFGII, a financial investment and management company, from January 1993 to October 1994, and as Executive Vice President of Intrenet Inc., a trucking holding company, from September 1990 to March 1993. Mr. Noonan is also currently a Director of Intrenet Inc. and Richman Gordman 1/2 Price Stores Inc.

         Bernard Olsoff has served as a Director of Elder-Beerman since December 1997. Mr. Olsoff retired from Frederick Atkins, Inc., a retail marketing and consulting company, in 1997. Prior to this time, Mr. Olsoff served as President, Chief Executive Officer and Chief Operating Officer of Frederick Atkins, from 1994 to April 1997, and President and Chief Operating Officer from 1983 to 1994.

         Laura H. Pomerantz has served as a Director of Elder-Beerman since December 1997. Mrs. Pomerantz currently serves as President of LHP Consulting & Management, a real estate consulting firm, and has served in this capacity since 1995. Through LHP Consulting & Management, Mrs. Pomerantz is also associated with Newmark Real Estate Co., Inc., a commercial real estate company, as Senior Managing Director and has served in this capacity since August 1996. Prior thereto, Mrs. Pomerantz served as Senior Managing Director of S.L. Green Real Estate Company, a commercial real estate company, from August 1995 to July 1996, and was affiliated with Koeppel Tenor Real Estate Services, Inc., a commercial real estate company, from March 1995 through July 1995. Prior to this time, Mrs. Pomerantz served as Executive Vice President and a Director of The Leslie Fay Companies, Inc. ("Leslie Fay"), an apparel design and manufacturing company, from January 1993 to November 1994, and as Senior Vice President and Vice President of Leslie Fay from 1986 through 1992.

         Jack A. Staph has served as a Director of Elder-Beerman since December 1997. Currently, Mr. Staph is a consultant and a private investor. Mr. Staph has also served in an unrestricted advisory capacity to CVS Corp. since June 1997. Prior to this time, Mr. Staph served as Senior Vice President, Secretary, and General Counsel of Revco D.S., Inc., a retail pharmacy company, from October 1972 to August 1997.

         John J. Wiesner has served as a Director of Elder-Beerman since December 1997. Mr. Wiesner retired from C.R. Anthony, a regional apparel retailer, in June 1997. Prior to retirement, Mr. Wiesner served as Chairman of the Board of Directors, President and Chief Executive Officer of C.R. Anthony, from April 1987 to June 1997. Mr. Wiesner is also currently a Director of Stage Stores, Inc. and Lamonts Apparel, Inc.

SECTION 16(a)     BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers to file reports of ownership and changes of ownership with the Securities and Exchange Commission and NASDAQ. The Company assists its Directors and Executive Officers in completing and filing those reports. The Company believes that during the last completed fiscal year all filing requirements applicable to its Directors and Executive Officers were complied with except that Mr. Schiller's Initial Statement of Beneficial Ownership of Securities did not include the approximately 24 shares of Common Stock allocated to Mr. Schiller under the Elder-Beerman Stores Corp. Profit Sharing and Stock Ownership Plan.

ITEM 11.          EXECUTIVE COMPENSATION

         The compensation discussion that follows has been prepared based on the actual plan and non-plan compensation awarded to, earned by or paid to the Company's named executive officers during the periods presented. The Company's compensation arrangements with its directors and employment contracts and several arrangements with its named executive officers are also described below.

CASH COMPENSATION TABLE

         The following table sets forth the compensation paid or payable by the Company during Fiscal 1995, Fiscal 1996 and Fiscal 1997, to those individuals serving as the registrant's chief executive officer at any time during Fiscal 1997 and certain other highly compensated executive officers of the Company.

                                          Annual Compensation                 Long-Term Compensation
                                          -------------------               ---------------------------
                                                                                Awards          Payouts
                                                                            ------------------- -------
                                                                                     Securities
                                                               Other     Restricted  Underlying
                                                               Annual       Stock     Options/   LTIP    All Other
     Name and Principal            Salary        Bonus         Compen-    Award(s)      SARs    Payouts   Compen-
          Position           Year    ($)          ($)        sation ($)     ($)         (#)      ($)     sation ($)
          --------           ----    ---          ---        ----------     ---         ---      ---     ----------

Frederick J. Mershad         1997  503,344      500,000 (1)    51,251(2)     47,087    194,000     --        --
Chairman of the Board and    1996   19,231      633,632 (3)        --            --         --     --        --
Chief Executive Officer      1995       --           --            --            --         --     --        --

John A. Muskovich            1997  267,335      598,750 (4)        --    34,802 (5)    126,000     --        --
President, Chief Operating   1996  183,974       67,908            --            --         --     --        --
 Officer and                 1995       --           --            --            --         --     --        --
 Chief Financial Officer

James M. Zamberlan           1997  164,944       41,313            --     1,404 (6)     61,000     --        --
Executive Vice President,    1996       --           --            --            --         --     --        --
Stores                       1995       --           --            --            --         --     --        --

Steve D. Lipton              1997  132,897       19,763            --     1,701 (7)     21,000     --        --
Senior Vice President,       1996  103,143       45,820            --            --         --     --        --
Controller                   1995       --           --            --            --         --     --        --

Perry J. Schiller            1997  118,489       27,600            --       594 (8)     15,000     --        --
Senior Vice President        1996  113,846       34,500            --            --         --     --        --
and Treasurer                1995   93,365        5,750            --            --         --     --        --

Max Gutmann (9)              1997  667,071(10)  800,000 (11)       --            --         --     --        --
Chairman of the Board        1996  388,846      160,000            --            --         --     --        --
                             1995  107,308           --            --            --         --     --        --
Herbert O. Glaser (12)       1997  517,159(13)  670,000 (14)       --            --         --     --        --
Vice Chairman                1996  309,030      134,000            --            --         --     --        --
                             1995  135,000           --            --            --         --     --        --

-------------------------
         (1) Amount includes a $250,000 reorganization bonus granted to Mr. Mershad by the Board of Directors on March 11, 1998, paid in the same manner as the reorganization bonus previously paid to Messrs. Muskovich, Gutmann and Glaser.

         (2)      Moving expense reimbursement.

         (3) In accordance with his employment contract, Mr. Mershad received a signing bonus of $633,632 as reimbursement for forfeiting his performance bonus, restricted stock grants, and stock options that he would have received from his prior employer.

         (4) Amount includes a $550,000 reorganization bonus awarded to Mr. Muskovich pursuant to the Plan, paid 32.9% in cash and 62.1% in stock (at $14.52 per share).

         (5) Includes 3,357 deferred shares and 839 restricted shares awarded Mr. Muskovich as the deferred portion of his 1997 bonus pursuant to the Equity and Performance Incentive Plan.

         (6) Includes 1,123 deferred shares and 281 restricted shares awarded Mr. Zamberlan as the deferred portion of his 1997 bonus pursuant to the Equity and Performance Incentive Plan.

         (7) Includes 1,361 deferred shares and 340 restricted shares awarded Mr. Lipton as the deferred portion of his 1997 bonus pursuant to the Equity and Performance Incentive Plan.

         (8) Includes 475 deferred shares and 119 restricted shares awarded to Mr. Schiller as the deferred portion of his 1997 bonus pursuant to the Equity and Performance Incentive Plan.

         (9) Effective December 30, 1997, Mr. Gutmann was replaced by Mr. Mershad as Chairman of the Board of Directors.

         (10)     Includes severance payment of $400,000.

         (11) Amount represents a reorganization bonus awarded to Mr. Gutmann pursuant to the Plan, paid 32.9% in cash and 62.1% in Stock (at $14.52 per share).

         (12) Effective August 1997, Mr. Glaser is no longer employed by the Company.

         (13)     Includes severance payment of $335,000.

         (14) Amount represents a reorganization bonus awarded to Mr. Glaser pursuant to the Plan, paid 32.9% in cash and 62.1% in stock (at $14.52 per share).

FISCAL 1997 OPTION GRANTS

         The following table sets forth information concerning individual grants of stock options to the Company's named executive officers during Fiscal 1997.

                                        Individual Grants                          Potential Realizable Value
                      -----------------------------------------------------          At Assumed Annual Rate
                                                                                         Of Stock Price
                                                                                  Appreciation For Option Term
                                                                                  ----------------------------
                                     Percent Of
                       Number Of        Total
                      Securities       Options
                      Underlying     Granted To     Exercise
                        Options     Employees In     Of Base     Expiration
        Name          Granted (#)    Fiscal Year  Price ($/Sh)      Date       0% ($)       5% ($)       10% ($)
        ----          -----------    -----------  ------------      ----       ------       ------       -------
Frederick J. Mershad      194,000        24.6       $10.89        12/30/07      704,220     2,475,440    5,193,380
John A. Muskovich         126,000        16.0       $10.89        12/30/07      457,380     1,607,760    3,373,020
James M. Zamberlan         61,000         7.7       $10.89        12/30/07      221,430       778,360    1,632,970
Steve D. Lipton            21,000         2.7       $10.89        12/30/07       76,230       267,960      562,170
Perry J. Schiller          15,000         1.9       $10.89        12/30/07       54,450       191,400      401,550
Max Gutmann                     0         0.0           --           --               0             0            0
Herbert O. Glaser               0         0.0           --           --               0             0            0

-------------------------

         (1) One-fifth of the options vest on each of December 30, 1998, 1999, 2000, 2001, 2002.

         (2) There was no established market price for the Company's stock on the date of grant. The Company's stock did not begin trading on NASDAQ until February 17, 1998, following distribution shares of Common Stock to creditors under the Plan.

FISCAL 1997 AGGREGATED OPTION EXERCISES FY-END OPTION VALUES

         The following table sets forth information concerning the exercise of stock options by each of the Company's named executive officers during Fiscal 1997 and fiscal year end value of unexercised options.

                                                    Number Of Securities           Value Of Unexercised
                                                   Underlying Unexercised              In-The-Money
                         Shares         Value   Options At Fiscal Year-End (#) Options At Fiscal Year-End ($)
                       Acquired On    Realized  ------------------------------ ------------------------------
        Name          Exercise (#)       ($)     Exercisable    Unexercisable   Exercisable   Unexercisable
        ----          ------------       ---     -----------    -------------   -----------   -------------

Frederick J. Mershad        0            0                            194,000                       0
John A. Muskovich           0            0                            126,000                       0
James M. Zamberlan          0            0                             61,000                       0
Steve D. Lipton             0            0                             21,000                       0
Perry J. Schiller           0            0                             15,000                       0
Max Gutmann                 0            0                                  0                       0
Herbert O. Glaser           0            0                                  0                       0

-------------------------

         (1) One-fifth of the options vest on each of December 30, 1998, 1999, 2000, 2001, 2002.

         (2) There was no established market price for the Company's stock on the date of grant. The Company's stock did not begin trading on NASDAQ until February 17, 1998, following distribution shares of Common Stock to creditors under the Plan.

EMPLOYMENT AND SEVERANCE AGREEMENTS WITH CERTAIN EXECUTIVES

         The Company has entered into employment agreements with Frederick J. Mershad, Chairman and Chief Executive Officer, and John A. Muskovich, President, Chief Operating Officer, and Chief Financial Officer and several of its other executive officers as described below (the "Employment Agreements"). The Employment Agreements with Messrs. Mershad and Muskovich were effective as of the Effective Date and will end on the third anniversary of the Effective Date. These Employment Agreements will be automatically renewed every year on the anniversary date of the employment agreement for an additional one year period, unless Mr. Mershad or Mr. Muskovich provides the Company or the Company provides Mr. Mershad or Mr. Muskovich with 180 days prior notice terminating this yearly renewal. These Employment Agreements set forth (a) the executive's compensation and benefits, subject to review at the discretion of the Board of Directors, (b) the Company's right to terminate the executive for cause or otherwise; (c) the amounts to be paid by the Company in the event of the executive's termination, death, or disability while rendering services; (d) the executive's duty of strict confidence and to refrain from conflicts of interest; (e) the executive's obligations not to compete for the term of the agreement plus one year unless the executive terminated his employment for good reason or the employer terminates the executive other than for cause; and (f) the executive's right to receive severance payments. In general, these Employment Agreements provide that if Mr. Mershad or Mr. Muskovich is terminated for any reason other than for cause or following a change in control, he will receive payments equal to the remaining base salary that would have been distributed to him by the Company under the remaining term of his employment agreement and the incentive compensation earned by the executive for the most recent fiscal year. If such executive (a) is terminated within two years of a change in control without cause, (b) voluntarily terminates within two years of a change in control, or
(c) is terminated in connection with but prior to a change in control and termination occurs following the commencement of any discussions with any third party that ultimately results in a change in control, he will receive a severance payment equal to the greater of 2.99 times the Internal Revenue Code "base amount" as described in Section 280G of the Internal Revenue Code or two times his most recent base salary and bonus and the executive will continue to be eligible for health benefits, perquisites, and fringe benefits generally made available to senior executives following his termination, unless the executive obtains new employment providing substantially similar benefits. A tax gross-up on excise taxes also will be paid if the severance pay exceeds the limits imposed by the Internal Revenue Code.

         The Company has also entered into Employment Agreements that include severance pay provisions with each of Messrs. Zamberlan, Davido, Lipton and Schiller. These executives serve the Company under their respective agreements for terms ending on the second anniversary, with respect to Mr. Schiller, or the third anniversary, with respect to Messrs. Davido, Lipton and Zamberlan, of the Effective Date with automatic yearly extensions thereafter, unless the Company or the executive has given written notice of termination not less than 120 days prior to the yearly renewal date. These Employment Agreements set forth (a) the executive's compensation and benefits, subject to review at the discretion of the Board of Directors, (b) the Company's right to terminate the executive for cause or otherwise; (c) the amounts to be paid by the Company in the event of the executive's termination, death, or disability while rendering services; (d) the executive's duty of strict confidence and to refrain from conflicts of interest; (e) the executive's obligations not to compete for the term of the agreement plus one year unless the executive terminated his employment for good reason or the employer terminates the executive other than for cause; and (f) the executive's right to receive severance payments if he (i) is terminated within two years of a change in control without cause, (ii) voluntarily terminates for defined good reasons within two years of a change of control,
(iii) terminates his employment for any reason, or without reason, during the thirty-day period immediately following the first anniversary of a change in control, or (iv) is terminated in connection with but prior to a change in control and termination occurs following the commencement of any discussions with any third party that ultimately results in a change in control. Specifically, under the employment agreements, the amount of any severance payment by the Company will be the greater of 2.99 times the Internal Revenue Code "base amount" as described in Section 280G of the Internal Revenue Code or two times his most recent base salary and bonus. Severance payments made under the employment agreements will reduce any amounts that would be payable under any other severance plan or program, including the master severance plan for certain key employees. A tax gross-up on excise taxes also will be paid if the severance pay exceeds the limit imposed by the Internal Revenue Code. In addition, the executive will continue to be eligible for health benefits, perquisites, and fringe benefits generally made available to senior executives for two years following his or her termination, unless the executive waives such coverage, fails to pay any amount required to maintain such coverage, or obtains new employment providing substantially similar benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consists of Messrs. Olsoff, Staph and Wiesner. Prior to the Effective Date, the Company never had a Compensation Committee or other committee of the Board of Directors performing similar functions.

Previously, decisions concerning compensation of executive officers of the Company were made by the Company's Chief Executive Officer.

DIRECTOR COMPENSATION

         Commencing on December 30, 1997, each director of Elder-Beerman who is not an employee of Elder-Beerman or any of its subsidiaries will be paid an annual base retainer fee of $15,000, with the choice to take such retainer as cash, in the form of a discounted stock option or as a combination of the two. Non-employee directors also will be paid $1,500 for each meeting of the Board of Directors attended and $500 for any committee meeting of the Board of Directors attended. Each such director also received an initial grant of (a) 1,300 shares of restricted stock and (b) 7,000 options to purchase shares of Common Stock. Members of the Board of Directors who are also employees of any of Elder-Beerman or any of its subsidiaries will receive no additional compensation for service on the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's Common Stock is the only outstanding class of voting securities. The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 27, 1998 by (a) each person who owns beneficially more than 5% of Common Stock of the Company to the extent known to management, (b) each executive officer and director of the Company, and
(c) all directors and executive officers, as a group. Unless otherwise indicated, the named persons exercise sole voting and investment power over the shares that are shown as beneficially owned by them.

                                                AMOUNT AND NATURE
                                                  OF BENEFICIAL          PERCENT
             BENEFICIAL OWNER                     OWNERSHIP (1)         OF CLASS
---------------------------------------           -------------         --------
Perry Corp. (2)                                      772,943              6.10%
599 Lexington Avenue
New York, New York  10022
Beerman-Peal Holdings, Inc. (3)                      748,558              5.63%
11 West Monument Building
8th Floor
Dayton, Ohio  45402
Bank of Montreal (4)                                 707,211              5.58%
115 South LaSalle Street
Chicago, Illinois  60603
The Elder-Beerman Stores Corp.                       644,680              5.09%
Profit Sharing and Stock Ownership Plan
3155 El-Bee Road
Dayton, Ohio  45401-1448
Stewart M. Kasen                                       1,300                  *
Steven C. Mason                                        1,300                  *
Frederick J. Mershad                                 105,075                  *
John A. Muskovich                                     76,023                  *
Thomas J. Noonan, Jr.                                  1,300                  *
Bernard Olsoff                                         1,300                  *
Laura H. Pomerantz                                     1,300                  *
Jack A. Staph                                          1,300                  *
John J. Wiesner                                        1,300                  *
James M. Zamberlan                                    10,000                  *
Max Gutmann                                           91,308 (5)              *
Herbert O. Glaser                                     45,443 (6)              *
All directors and executive officers as a group      200,198              1.57%
(13 persons)


* less than 1%
-------------------------

         (1) Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in this table. Each stockholder included in this table has sole voting and investment power with respect to the shares shown to be beneficially owned by him.

         (2) According to Schedule 13G dated March 3, 1998 filed by Perry Corp. and Richard C. Perry, President and sole stockholder of Perry Corp.

         (3) Includes a Series A Warrant and a Series B Warrant with respect to 249,809 and 374,713 shares of Common Stock, respectively, both of which were granted December 30, 1997. Does not include approximately 34,161 shares owned by the beneficial owners of Beerman-Peal Holdings, Inc. through other entities.

         (4) According to Schedule 13G dated February 27, 1998 filed by Bank of Montreal.

         (5) Includes 54,338 shares distributed to Mr. Gutmann pursuant to the Plan in satisfaction of his claims in Class C-5, General Unsecured Claims.

         (6) Includes 14,381 shares distributed to Mr. Glaser pursuant to the Plan in satisfaction of his claims in Class C-5, General Unsecured Claims.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

                  - Consolidated Balance Sheets-- As of January 31, 1998 and February 1, 1997

                  - Consolidated Statements of Operations -- For the Years Ended January 31, 1998, February 1, 1997 and February 3, 1996

                  - Consolidated Statements of Changes in Shareholders' Equity -- For the Years Ended January 31, 1998, February 1, 1997 and February 3, 1996

                  - Consolidated Statements of Cash Flows -- For the Years Ended January 31, 1998, February 1, 1997 and February 3, 1996

                  -        Notes to Consolidated Financial Statements

                  -        Report of Independent Auditors

         (a)(2) The following consolidated financial statement schedule of the Company and its subsidiaries is submitted herewith:

                  - Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (a)(3)   Exhibits

         The following Exhibits are included in this Annual Report on Form 10-K:

         2        Third Amended Joint Plan of Reorganization of The
                  Elder-Beerman Stores Corp. and its Subsidiaries dated November
                  17, 1997 (previously filed as Exhibit 2 to the Company's Form
                  10 filed on November 26, 1997 (the "Form 10"), and incorporated herein by reference) 3(a) Amended Articles of Incorporation

         3(b) Amended Code of Regulations (previously filed as Exhibit 3(b) to the Form 10 and incorporated herein by reference)

         4(a)     Stock Certificate for Common Stock (previously filed as
                  Exhibit 4(a) to the Company's Form 10/A-1 filed on January 23,
                  1998 (the "Form 10/A-1") and incorporated herein by reference)

         4(b)     Form of Registration Rights Agreement (previously filed as
                  Exhibit 4(b) to the Form 10 and incorporated herein by reference)

4(c)        Rights Agreement By and Between The Elder-Beerman Stores Corp. and
            Norwest Bank Minnesota, N.A., dated as of December 30, 1997

4(d)        Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the
            Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997

4(e)        Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the
            Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated December 30, 1997

10(a)(i)    Pooling and Servicing Agreement Among The El-Bee Receivables
            Corporation, The El-Bee Chargit Corp. and Bankers Trust Company, dated December 30, 1997 (previously filed as Exhibit 10(a)(i) to the
            Form 10/A-1 and incorporated herein by reference)

10(a)(ii)   Series 1997-1 Supplement Among The El-Bee Receivables Corporation,
            The El-Bee Chargit Corp. and Bankers Trust Company, dated December
            30, 1997 (previously filed as Exhibit 10(a)(ii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(iii)  Certificate Purchase Agreement Among The El-Bee Receivables
            Corporation, Corporate Receivables Corporation, The Liquidity
            Providers Named Herein, CitiCorp North American, Inc. and Bankers
            Trust Company, dated December 30, 1997 (previously filed as Exhibit
            10(a)(iii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(iv)   Loan Agreement Among The El-Bee Receivables Corporation, The El-Bee
            Chargit Corp., Bankers Trust Company, The Collateral Investors
            Parties Hereto and CitiCorp North America, Inc., dated as of
            December 30, 1997 (previously filed as Exhibit 10(a)(iv) to the Form
            10/A-1 and incorporated herein by reference)

10(a)(v)    Intercreditor Agreement By and Among The El-Bee Chargit Corp., The
            Elder-Beerman Stores Corp., Bankers Trust Company, CitiCorp USA,
            Inc., CitiCorp North America, Inc., Corporate Receivables
            Corporation and the Liquidity Providers Named Herein, dated as of December 30, 1997 (previously filed as Exhibit 10(a)(v) to the Form
            10/A-1 and incorporated herein by reference)

10(a)(vi)   Parent Undertaking Agreement Among The Elder-Beerman Stores Corp.
            and Bankers Trust Company, dated as of December 30, 1997 (previously filed as Exhibit 10(a)(vi) to the Form 10/A-1 and incorporated herein by reference)

10(a)(vii)  Purchase Agreement (Chargit) Among The El-Bee Chargit Corp. and The
            El-Bee Receivables Corporation, dated as of December 30, 1997
            (previously filed as Exhibit 10(a)(vii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(viii) Purchase Agreement (Elder-Beerman) Among The Elder-Beerman Stores
            Corp. and The El-Bee Chargit Corp., dated as of December 30, 1997
            (previously filed as Exhibit 10(a)(viii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(ix)   Subordinated Note Between The El-Bee Receivables Corporation and The
            El-Bee Chargit Corp, dated December 30, 1997 (previously filed as
            Exhibit 10(a)(ix) to the Form 10/A-1 and incorporated herein by reference)

10(b)(i)    Credit Agreement Among The Elder-Beerman Stores Corp., The Lenders
            Party Hereto, Citibank, N.A. and CitiCorp USA, Inc., dated as of
            December 30, 1997 (previously filed as Exhibit 10(b)(i) to the Form
            10/A-1 and incorporated herein by reference)

10(b)(ii)   Borrower Pledge Agreement Made by The Elder-Beerman Stores Corp. to
            Citibank, N.A., dated December 30, 1997 (previously filed as Exhibit
            10(b)(ii) to the Form 10/A-1 and incorporated herein by reference)

10(b)(iii)  Chargit Pledge Agreement Made By The El-Bee Chargit Corp. to
            Citibank, N.A., dated December 30, 1997 (previously filed as Exhibit
            10(b)(iii) to the Form 10/A-1 and incorporated herein by reference)

10(b)(iv)   Security Agreement Made By The Elder-Beerman stores Corp., The
            El-Bee Chargit Corp., The Bee-Gee Shoe Corp. in Favor of CitiCorp
            USA, Inc., dated December 30, 1997 (previously filed as Exhibit
            10(b)(iv) to the Form 10/A-1 and incorporated herein by reference)

10(b)(v)    Subsidiary Guaranty Made by The El-Bee Chargit Corp., dated December
            30, 1997 (previously filed as Exhibit 10(b)(v) to the Form 10/A-1 and incorporated herein by reference)

10(b)(vi)   Subsidiary Guaranty Made by The Bee-Gee Shoe Corp., dated December
            30, 1997 (previously filed as Exhibit 10(b)(vi) to the Form 10/A-1 and incorporated herein by reference)

10(b)(vii)  Form of Revolving Note (previously filed as Exhibit 10(b)(vii) to the Form 10/A-1 and incorporated herein by reference)

10(b)(viii) Letter Agreement Re: Assignment of Account By and Between The
            Elder-Beerman Stores Corp., CitiCorp USA, Inc., and Bankers Trust
            Company, dated December 30, 1997 (previously filed as Exhibit
            10(b)(viii) to the Form 10/A-1 and incorporated herein by reference)

10(c) Form of Employment Agreement for Senior Vice Presidents (previously filed as Exhibit 10(c) to the Form 10 and incorporated herein by reference)*

10(d)       Form of Employment Agreement for Executive Vice Presidents
            (previously filed as Exhibit 10(d) to the Form 10 and incorporated herein by reference)*

10(f)       Form of Director Indemnification Agreement (previously filed as
            Exhibit 10(f) to the Form 10 and incorporated herein by reference)*

10(g)       Form of Officer Indemnification Agreement (previously filed as
            Exhibit 10(g) to the Form 10 and incorporated herein by reference)*

10(h) Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10(h) to the Form 10 and incorporated herein by reference)*

10(i)       The Elder-Beerman Stores Corp. Equity and Performance Incentive
            Plan, Effective December 30, 1997*

10(j)       Form of Restricted Stock Agreement for Non-Employee Director
            (previously filed as Exhibit 10(j) to the Form 10 and incorporated herein by reference)*

10(k)       Form of Restricted Stock Agreement (previously filed as Exhibit
            10(k) to the Form 10 and incorporated herein by reference)*

10(l) Form of Deferred Shares Agreement (previously filed as Exhibit 10(l) to the Form 10 and incorporated herein by reference)*

10(m)       Form of Nonqualified Stock Option Agreement for Non-Employee
            Director (previously filed as Exhibit 10(m) to the Form 10 and incorporated herein by reference)*

10(n)       Form of Nonqualified Stock Option Agreement (previously filed as
            Exhibit 10(n) to the Form 10 and incorporated herein by reference)*

10(o) Employee Stock Purchase Plan (previously filed as Exhibit 10(o) to the Form 10 and incorporated herein by reference)*

10(p)       Comprehensive Settlement Agreement By and Among The Debtors, The
            ESOP and the ESOP Committee and the Shareholders of The
            Elder-Beerman Stores Corp., dated as of December 30, 1997

            10(q)       Tax Indemnification Agreement By and Among The
                        Elder-Beerman Stores Corp., the Direct and Indirect
                        Subsidiaries of Elder-Beerman, Beerman-Peal Holdings,
                        Inc., The Beerman-Peal Corporation, Beerman Investments,
                        Inc., The Beerman Corporation and The Individuals,
                        Partnerships and Trusts named Herein dated as of December 15, 1997 (previously filed as Exhibit 10(q) to the Form 10 and incorporated herein by reference)

            10(r)       Tax Sharing Agreement By and Among The Elder-Beerman
                        Stores Corp., The Bee-Gee Shoe Corp. and The El-Bee
                        Chargit Corp., dated as of December 30, 1997 (previously filed as Exhibit 10(r) to the Form 10 and incorporated herein by reference)

            10(s)       Employment Agreement Between The Elder-Beerman Stores
                        Corp. and John A. Muskovich, dated December 30, 1997*

            10(t)       Amended and Restated Employment Agreement Between The
                        Elder-Beerman Stores Corp. and Frederick J. Mershad, dated December 30, 1997*

            21          Subsidiaries of the Company

            23          Consent of Independent Auditors

            24          Powers of Attorney

            27          Financial Data Schedule

(b) There were no reports on Form 8-K filed during the three months ended January 31, 1998.

(c) The response to this portion of Item 14 is included as Exhibits to this report.

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1998.

                              THE ELDER-BEERMAN STORES CORP.

                              By: /s/ Scott J. Davido, Esq.
                                  ---------------------------------------------
                                              Scott J. Davido, Esq.
                                     Senior Vice President, General Counsel
                                                  and Secretary



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on April 30, 1998.

      Signature                                                   Title
      ---------                                                   -----
          *                             Chairman of the Board of Directors and Chief Executive
______________________________          Officer
Frederick J. Mershad                    (Principal Executive Officer)


          *                             President, Chief Operating Officer and Chief Financial
______________________________          Officer; Director
  John A. Muskovich                     (Principal Financial Officer)


          *                             Senior Vice President, Controller
______________________________          (Principal Accounting Officer)
  Steven D. Lipton

          *                             Director
______________________________
  Stewart M. Kasen

          *                             Director
______________________________
   Steven C. Mason

          *                             Director
______________________________
Thomas J. Noonan, Jr.

          *                             Director
______________________________
   Bernard Olsoff

          *                             Director
______________________________
 Laura H. Pomerantz

          *                             Director
______________________________
    Jack A. Staph

          *                             Director
______________________________
   John J. Wiesner

         * The undersigned, pursuant to certain Powers of Attorney executed by each of the directors and officers noted above and previously filed or filed herewith contemporaneously with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.


Dated:   April 30, 1998                By: /s/ Scott J. Davido, Esq.
                                           -------------------------------------
                                                   Scott J. Davido, Esq.
                                                     Attorney-in-Fact

                                  EXHIBIT INDEX

2           Third Amended Joint Plan of Reorganization of The Elder-Beerman
            Stores Corp. and its Subsidiaries dated November 17, 1997
            (previously filed as Exhibit 2 to the Company's Form 10 filed on November 26, 1997 (the "Form 10"), and incorporated herein by reference)

3(a)        Amended Articles of Incorporation

3(b)        Amended Code of Regulations (previously filed as Exhibit 3(b) to the
            Form 10 and incorporated herein by reference)

4(a) Stock Certificate for Common Stock (previously filed as Exhibit 4(a) to the Company's Form 10/A-1 filed on January 23, 1998 (the "Form
            10/A-1") and incorporated herein by reference)

4(b)        Form of Registration Rights Agreement (previously filed as Exhibit
            4(b) to the Form 10 and incorporated herein by reference)

4(c)        Rights Agreement By and Between The Elder-Beerman Stores Corp. and
            Norwest Bank Minnesota, N.A., dated as of December 30, 1997

4(d)        Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the
            Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997

4(e)        Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the
            Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated December 30, 1997

10(a)(i)    Pooling and Servicing Agreement Among The El-Bee Receivables
            Corporation, The El-Bee Chargit Corp. and Bankers Trust Company, dated December 30, 1997 (previously filed as Exhibit 10(a)(i) to the
            Form 10/A-1 and incorporated herein by reference)

10(a)(ii)   Series 1997-1 Supplement Among The El-Bee Receivables Corporation,
            The El-Bee Chargit Corp. and Bankers Trust Company, dated December
            30, 1997 (previously filed as Exhibit 10(a)(ii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(iii)  Certificate Purchase Agreement Among The El-Bee Receivables
            Corporation, Corporate Receivables Corporation, The Liquidity
            Providers Named Herein, CitiCorp North American, Inc. and Bankers
            Trust Company, dated December 30, 1997 (previously filed as Exhibit
            10(a)(iii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(iv)   Loan Agreement Among The El-Bee Receivables Corporation, The El-Bee
            Chargit Corp., Bankers Trust Company, The Collateral Investors
            Parties Hereto and CitiCorp North America, Inc., dated as of
            December 30, 1997 (previously filed as Exhibit 10(a)(iv) to the Form
            10/A-1 and incorporated herein by reference)

10(a)(v)    Intercreditor Agreement By and Among The El-Bee Chargit Corp., The
            Elder-Beerman Stores Corp., Bankers Trust Company, CitiCorp USA,
            Inc., CitiCorp North America, Inc., Corporate Receivables
            Corporation and the Liquidity Providers Named Herein, dated as of December 30, 1997 (previously filed as Exhibit 10(a)(v) to the Form
            10/A-1 and incorporated herein by reference)

10(a)(vi)   Parent Undertaking Agreement Among The Elder-Beerman Stores Corp.
            and Bankers Trust Company, dated as of December 30, 1997 (previously filed as Exhibit 10(a)(vi) to the Form 10/A-1 and incorporated herein by reference)

10(a)(vii)  Purchase Agreement (Chargit) Among The El-Bee Chargit Corp. and The
            El-Bee Receivables Corporation, dated as of December 30, 1997
            (previously filed as Exhibit 10(a)(vii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(viii) Purchase Agreement (Elder-Beerman) Among The Elder-Beerman Stores
            Corp. and The El-Bee Chargit Corp., dated as of December 30, 1997
            (previously filed as Exhibit 10(a)(viii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(ix)   Subordinated Note Between The El-Bee Receivables Corporation and The
            El-Bee Chargit Corp, dated December 30, 1997 (previously filed as
            Exhibit 10(a)(ix) to the Form 10/A-1 and incorporated herein by reference)

10(b)(i)    Credit Agreement Among The Elder-Beerman Stores Corp., The Lenders
            Party Hereto, Citibank, N.A. and CitiCorp USA, Inc., dated as of
            December 30, 1997 (previously filed as Exhibit 10(b)(i) to the Form
            10/A-1 and incorporated herein by reference)

10(b)(ii)   Borrower Pledge Agreement Made by The Elder-Beerman Stores Corp. to
            Citibank, N.A., dated December 30, 1997 (previously filed as Exhibit
            10(b)(ii) to the Form 10/A-1 and incorporated herein by reference)

10(b)(iii)  Chargit Pledge Agreement Made By The El-Bee Chargit Corp. to
            Citibank, N.A., dated December 30, 1997 (previously filed as Exhibit
            10(b)(iii) to the Form 10/A-1 and incorporated herein by reference)

10(b)(iv)   Security Agreement Made By The Elder-Beerman stores Corp., The
            El-Bee Chargit Corp., The Bee-Gee Shoe Corp. in Favor of CitiCorp
            USA, Inc., dated December 30, 1997 (previously filed as Exhibit
            10(b)(iv) to the Form 10/A-1 and incorporated herein by reference)

10(b)(v)    Subsidiary Guaranty Made by The El-Bee Chargit Corp., dated December
            30, 1997 (previously filed as Exhibit 10(b)(v) to the Form 10/A-1 and incorporated herein by reference)

10(b)(vi)   Subsidiary Guaranty Made by The Bee-Gee Shoe Corp., dated December
            30, 1997 (previously filed as Exhibit 10(b)(vi) to the Form 10/A-1 and incorporated herein by reference)

10(b)(vii)  Form of Revolving Note (previously filed as Exhibit 10(b)(vii) to the Form 10/A-1 and incorporated herein by reference)

10(b)(viii) Letter Agreement Re: Assignment of Account By and Between The
            Elder-Beerman Stores Corp., CitiCorp USA, Inc., and Bankers Trust
            Company, dated December 30, 1997 (previously filed as Exhibit
            10(b)(viii) to the Form 10/A-1 and incorporated herein by reference)

10(c) Form of Employment Agreement for Senior Vice Presidents (previously filed as Exhibit 10(c) to the Form 10 and incorporated herein by reference)*

10(d)       Form of Employment Agreement for Executive Vice Presidents
            (previously filed as Exhibit 10(d) to the Form 10 and incorporated herein by reference)*

10(f)       Form of Director Indemnification Agreement (previously filed as
            Exhibit 10(f) to the Form 10 and incorporated herein by reference)*

10(g)       Form of Officer Indemnification Agreement (previously filed as
            Exhibit 10(g) to the Form 10 and incorporated herein by reference)*

10(h) Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10(h) to the Form 10 and incorporated herein by reference)*

10(i)       The Elder-Beerman Stores Corp. Equity and Performance Incentive
            Plan, Effective December 30, 1997*

10(j)       Form of Restricted Stock Agreement for Non-Employee Director
            (previously filed as Exhibit 10(j) to the Form 10 and incorporated herein by reference)*

10(k)       Form of Restricted Stock Agreement (previously filed as Exhibit
            10(k) to the Form 10 and incorporated herein by reference)*

10(l) Form of Deferred Shares Agreement (previously filed as Exhibit 10(l) to the Form 10 and incorporated herein by reference)*

10(m)       Form of Nonqualified Stock Option Agreement for Non-Employee
            Director (previously filed as Exhibit 10(m) to the Form 10 and incorporated herein by reference)*

10(n)       Form of Nonqualified Stock Option Agreement (previously filed as
            Exhibit 10(n) to the Form 10 and incorporated herein by reference)*

10(o) Employee Stock Purchase Plan (previously filed as Exhibit 10(o) to the Form 10 and incorporated herein by reference)*

10(p)       Comprehensive Settlement Agreement By and Among The Debtors, The
            ESOP and the ESOP Committee and the Shareholders of The
            Elder-Beerman Stores Corp., dated as of December 30, 1997

10(q)       Tax Indemnification Agreement By and Among The Elder-Beerman Stores
            Corp., the Direct and Indirect Subsidiaries of Elder-Beerman,
            Beerman-Peal Holdings, Inc., The Beerman-Peal Corporation, Beerman
            Investments, Inc., The Beerman Corporation and The Individuals,
            Partnerships and Trusts named Herein dated as of December 15, 1997
            (previously filed as Exhibit 10(q) to the Form 10 and incorporated herein by reference)

10(r)       Tax Sharing Agreement By and Among The Elder-Beerman Stores Corp.,
            The Bee-Gee Shoe Corp. and The El-Bee Chargit Corp., dated as of
            December 30, 1997 (previously filed as Exhibit 10(r) to the Form 10 and incorporated herein by reference)

10(s)       Employment Agreement Between The Elder-Beerman Stores Corp. and John
            A. Muskovich, dated December 30, 1997*

10(t)       Amended and Restated Employment Agreement Between The Elder-Beerman
            Stores Corp. and Frederick J. Mershad, dated December 30, 1997*

21          Subsidiaries of the Company

23          Consent of Independent Auditors

24          Powers of Attorney

27          Financial Data Schedule