Form 10-Q
period 1998-05-02
ELDER BEERMAN STORES CORP
filed 1998-06-12
CIK 32020

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended May 2, 1998

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________

Commission File Number:  0-02788

                         THE ELDER-BEERMAN STORES CORP.
             (Exact name of registrant as specified in its charter)


                   OHIO                                         31-0271980
      (State or other jurisdiction of                        (I.R.S. employer
      incorporation or organization)                        identification no.)

   3155 EL-BEE ROAD, DAYTON, OHIO 45439                            45439
 (Address of principal executive offices)                       (Zip Code)

                                 (937) 296-2700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         As of June 1, 1998, 12,671,649 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                         THE ELDER-BEERMAN STORES CORP.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                           PAGE

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of January 31, 1998 and as of May 2, 1998 (unaudited).... 1

         Condensed Consolidated Statements of Operations for the 13 weeks ended May 3, 1997 and
         May 2, 1998 (unaudited) .......................................................................... 2

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 3, 1997 and May 2, 1998 (unaudited) ...................................................................... 3

         Notes to Condensed Consolidated Financial Statements (unaudited) ................................. 4

ITEM 2.  Management's Discussion and Analysis of Consolidated Financial Condition
         and Results of Operations ........................................................................ 6

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk ....................................... 7


PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings ................................................................................ 7

ITEM 2   Changes in Securities and Use of Proceeds ........................................................ 8

ITEM 3   Defaults Upon Senior Securities .................................................................. 8

ITEM 4   Submission of Matters to a Vote of Security Holders .............................................. 8

ITEM 5   Other Information ................................................................................ 8

ITEM 6   Exhibits and Reports on Form 8-K ................................................................. 8


SIGNATURES................................................................................................. 9

EXHIBIT INDEX..............................................................................................10

                         PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.



                                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                                      Condensed Consolidated Balance Sheets
                                              (Dollars in thousands)
                                                   (Unaudited)


                                                                               May 2, 1998         Jan. 31, 1998
                                                                            ----------------     ----------------
ASSETS
------
Current Assets
     Cash and equivalents                                                   $          6,413     $          6,497
     Customer accounts receivable (less allowance for doubtful
         accounts: May 2, 1998 - $3,883; January 31, 1998 -
         $4,177)                                                                     126,762              136,705
     Merchandise inventories                                                         154,772              137,507
     Other current assets                                                             11,524               12,646
                                                                            ----------------     ----------------
         Total current assets                                                        299,471              293,355

Property, fixtures and equipment, less accumulated depreciation
     and amortization                                                                 62,589               63,256

Other assets                                                                          15,105               14,754
                                                                            ----------------     ----------------
         Total Assets                                                       $        377,165     $        371,365
                                                                            ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Current portion of long-term obligations:                              $          1,105     $          1,105
     Accounts payable                                                                 42,658               49,005
     Other accrued liabilities                                                        26,069               29,186
                                                                            ----------------     ----------------
         Total current liabilities                                                    69,832               79,296

Long-term obligations, less current portion                                          153,059              142,024
Deferred items                                                                         9,002                4,534
                                                                            ----------------     ----------------
         Total Liabilities                                                           231,893              225,854
                                                                            ================     ================
Shareholders' equity:
     Common stock, no par, 12,671,777 shares on May 2, 1998 and
         12,583,789 on January 31, 1998 issued and outstanding                       201,031              199,351
     Unearned compensation - restricted stock, net                                    (2,708)              (1,225)
     Retained earnings                                                               (53,051)             (52,615)
                                                                            ----------------     ----------------
     Total shareholders' equity                                                      145,272              145,511
                                                                            ----------------     ----------------
     Total liabilities and shareholders' equity                             $        377,165     $        371,365
                                                                            ================     ================




See notes to condensed financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                 13 weeks ended           13 weeks ended
                                                                   May 2, 1998             May 3, 1997
                                                                ----------------        ----------------
Revenues:                                                       $                       $
     Net Sales                                                           126,724                 119,821
     Financing                                                             6,498                   6,734
                                                                ----------------        ----------------
Total Revenues                                                           133,222                 126,555

Costs & Expenses:
     Cost of goods sold, occupancy, and buying expenses                   91,827                  86,677
     Selling, general, administrative, and other expenses                 37,724                  37,480
     Provision for doubtful accounts                                       1,577                   1,080
     Interest expense                                                      2,804                   1,468
     Other (income) expense                                                    -                    (244)
                                                                ----------------        ----------------
         Total Costs & Expenses                                          133,932                 126,461

Loss Before Reorganization Items and Income Tax Benefit                     (710)                     94

Reorganization Items                                                           -                   3,363
                                                                ----------------        ----------------
Loss Before Income Tax Benefit                                              (710)                 (3,269)

Income Tax Benefit                                                          (274)                      -
                                                                ----------------        ----------------
Net Loss                                                        $           (436)       $         (3,269)
                                                                ================        ================

Basic and Diluted Net Loss Per Common Share                     $          (0.03)       $         (26.36)

Weighted Average Number of Shares Outstanding                         12,496,996                 124,036




See notes to condensed financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            13 weeks ended         13 weeks ended
                                                                              May 2, 1998            May 3, 1997
                                                                          ----------------        ----------------
Cash flows from operating activities:
     Net loss                                                             $           (436)       $         (3,269)
     Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
         Depreciation and amortization                                               3,227                   2,997
         Changes in operating assets and liabilities, net                          (11,383)                 (6,521)
                                                                          ----------------        ----------------
                  Net cash used in operating activities                             (8,592)                 (6,793)

Cash flows from investing activities:
     Capital expenditures, net                                                      (2,492)                 (2,248)
                                                                          ----------------        ----------------
                  Net cash used in investing activities                             (2,492)                 (2,248)

Cash flows from financing activities:
     Net borrowings (payments) under debtor-in-possession
     agreement                                                                      11,097
     Net borrowings (payments) under asset securitization agreement                (10,937)
     Net borrowings (payments) under revolving lines of credit                      22,253
     Payments on long-term obligations                                                (281)                   (114)
     Other                                                                             (35)
                                                                          ----------------        ----------------
         Net cash provided by financing activities                                  11,000                  10,983

                                                                          ----------------        ----------------
Increase (decrease) in cash and equivalents                                            (84)                  1,942

Cash and equivalents - beginning of period                                           6,497                   7,091
                                                                          ----------------        ----------------
Cash and equivalents - end of period                                      $          6,413        $          9,033
                                                                          ================        ================



Supplemental cash flow information:
     Interest paid                                                                   2,568                   1,736




See notes to condensed financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include accounts of The Elder-Beerman Stores Corp. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for all periods presented have been made.

      On December 30, 1997, the Company substantially consummated its Third Amended Joint Plan of Reorganization, dated November 17, 1997, as amended (the "Plan"), which was confirmed by an order of the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court") entered on December 16, 1997. Accordingly, the condensed consolidated financial statements as of and for the 13 weeks ended May 3, 1997, are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The reorganization expense for the 13 weeks ended May 3, 1997 consists of professional fees and other bankruptcy related expenses.

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

2.    Per Share Amounts

      Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Stock options, restricted shares, and warrants outstanding represent potential common shares and are not included in computing diluted earnings per share as the effect would by antidilutive.

3.    Stock-Based Compensation

      During the first quarter of 1998, stock options and restricted shares were granted to designated employees under the Company's Equity and Performance Incentive Plan. A total of 15,000 stock options with an exercise price of $10.89 per share and 135,000 stock options with an exercise price of $21.00 per share were granted. These options granted have a maximum term of ten years and vest over a period of five years.

      Also, during the first quarter of 1998, 80,000 shares of restricted stock were awarded under the Company's Equity and Performance Incentive Plan. These shares have a vesting period of three years. The fair value of the restricted shares awarded is $1,680 and is being amortized over the three-year period.

      Non-employee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the first quarter of 1998, a total of 4,722 stock options, with an exercise price of $12.375, were granted under this plan. These options become vested on January 31, 1999.

4.    Leases

      During the first quarter of 1998 the Company entered into two operating lease commitments for retail department store property and leasehold improvements. These lease agreements have minimum lease payments in fiscal 1998 of $2,791 and $3,513 each year from fiscal 1999 through fiscal 2002.

5.    Comprehensive Income

      Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Adoption of this standard had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information, certain statements in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations are forward looking. These forward looking statements are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, competitive and other market factors, customer purchasing behavior, general economic conditions and other facets of the Company's business operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward looking statements that may be made to reflect future events or circumstances.

         The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes included in Part I, Item
1. The following information should also be read in conjunction with the Audited Consolidated Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 1998 as contained in the Company's Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended May 2, 1998 ("First Quarter 1998") and May 3, 1997 ("First Quarter 1997"). The Company's fiscal year ends on the Saturday closest to January 31st. The discussion and analysis that follows are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item 1.

RESULTS OF OPERATIONS

         First Quarter 1998 Compared to First Quarter 1997

         Net sales for the First Quarter 1998 increased by 5.8% to $126.7 million from $119.8 million for the First Quarter 1997. The increase is due to a 10.6% comparable store sales increase for the Elder-Beerman department stores, and a 2.5% comparable store sales increase for the Bee-Gee shoe stores. Better and moderate women's sportswear, men's clothing and men's sportswear, furniture, and domestics led the sales increase for the department stores.

         Financing revenue from the Company's private label credit card for the First Quarter 1998 decreased by 3.5% to $6.5 million from $6.7 million for the First Quarter 1997. The decline in finance charges due to the reduction in outstanding customer accounts receivable has been partially offset by an increase in late fees charged.

         Cost of goods sold, occupancy, and buying expenses increased to 72.5% of net sales for the First Quarter 1998 from 72.3% of net sales for the First Quarter 1997. This increase is primarily due to an increase in the buying staff payroll as a result of being more fully staffed, and an increase in depreciation due to capital expenditures in 1997.

         Selling, general, and administrative (including key employee performance bonus plan expense), and hiring and recruiting expenses for new executives decreased to 29.8% of net sales for the First Quarter 1998 from 31.3% for the First Quarter 1997. This was due to the leverage of several semi-fixed costs, most notably service and operations, utilities, and advertising costs.

         Provisions for doubtful accounts increased to 1.2% of net sales for the First Quarter 1998 from 0.9% for the First Quarter 1997. The increase is primarily due to the level of delinquent accounts and receivable charge-offs in previous months.

         Interest expense increased to $2.8 million for the First Quarter 1998 from $1.5 million for the First Quarter 1997. The increase is due to the required financing to support the payment of the bankruptcy obligations.

         There was no other income for the First Quarter 1998 compared to an income of $0.2 million for the First Quarter 1997. The income for First Quarter 1997 was realized from a swap mark-to-market adjustment on the unhedged portion of swap agreements in place at that time.

         Reorganization costs were zero for the First Quarter 1998 versus $3.4 million for the First Quarter 1997 because of the Company's emergence from bankruptcy protection in December 1997.

         An income tax benefit was recorded in the First Quarter 1998 at the estimated statutory rate for federal and state income taxes of 38.5%. An income tax benefit was not recorded in the First Quarter 1997 because the Company remained under bankruptcy protection.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash flow from operations and borrowings under its Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

         Net cash used in operating activities was $8.6 million for the First Quarter 1998, compared to $6.8 million for the First Quarter 1997. During the First Quarter 1998, approximately $6.7 million in payments were made for professional fees, administration payments, lease cure payments, and other items that were related to the bankruptcy, which was partially offset by a $2.6 million reduction in pre-tax loss.

         Net cash used in investing activities was $2.5 million for the First Quarter 1998, compared to $2.2 million for the First Quarter 1997. The entire amount for both periods is for capital expenditures for store maintenance and remodeling, and data processing.

         For the First Quarter 1998, net cash provided by financing activities was $11.0 million, the same as for the First Quarter 1997.

         The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the Credit Facilities, to meet anticipated working capital and capital expenditure requirements, as well as debt service requirements under the Credit Facilities.

         The Company may from time to time consider acquisitions of department store assets and companies. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand from operations and the possible issuance from time to time of long-term debt or other securities. Depending upon the conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            NOT APPLICABLE.


                          PART II. - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

            The Company is currently involved in several legal proceedings arising from its normal business activities and reserves have been established where appropriate. However, no legal proceedings have arisen or become reportable events during this quarter, and management believes that none of the remaining legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

            In addition, as a result of the bankruptcy, the Company remains subject to the jurisdiction of the Bankruptcy Court for matters relating to the consummation of the Plan.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not Applicable.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:


            2 Third Amended Joint Plan of Reorganization of The Elder-Beerman Stores Corp. and its Subsidiaries dated November 17, 1997 (previously filed as Exhibit 2 to the Company's Form 10 filed on November 26, 1997 (the "Form 10"), and incorporated herein by reference)

            3(a) Amended Articles of Incorporation (previously filed as Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the "Form 10-K") and incorporated herein by reference)

            3(b) Amended Code of Regulations (previously filed as Exhibit 3(b) to the Form 10 and incorporated herein by reference)

            4(a)  Stock Certificate for Common Stock (previously filed as
                  Exhibit 4(a) to the Company's Form 10/A-1 filed on January 23, 1998 (the "Form 10/A-1") and incorporated herein by reference)

            4(b) Rights Agreement By and Between The Elder-Beerman Stores Corp. and Norwest Bank Minnesota, N.A., dated as of December 30, 1997 (previously filed as Exhibit 4(c) to the Form 10-K and incorporated herein by reference)

            4(c) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997 (previously filed as Exhibit 4(d) to the Form 10-K and incorporated herein by reference)

            4(d) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference)

            27    Financial Data Schedule

      (b) The Company filed a Current Report on Form 8-K on February 2, 1998 disclosing that on January 29, 1998, the Company's Board of Directors (the "Board") authorized an increase in the size of the Board to nine members and elected Laura H. Pomerantz to fill the resulting vacancy. In addition, the Board approved a purchase price of $60.00 per one one-hundredth of a new series of Class A Preferred Stock, subject to adjustment for the Rights issued pursuant to the Rights Agreement, dated December 30, 1997, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                             THE ELDER-BEERMAN STORES CORP.,
                                             an Ohio corporation


Dated:     June 12, 1998                     By:   /s/ John A. Muskovich
      ---------------------------               ------------------------
                                                   John A. Muskovich
                                                   President, Chief Operating Officer and
                                                   Chief Financial Officer
                                                   (on behalf of the Registrant and as Principal
                                                     Financial Officer)

                                  EXHIBIT INDEX



    Exhibit
    Number      Description of Exhibit
    ------      ----------------------

          2     Third Amended Joint Plan of Reorganization of The Elder-Beerman Stores Corp. and its
                Subsidiaries dated November 17, 1997 (previously filed as Exhibit 2 to the Company's Form 10 filed on November 26, 1997 (the "Form 10"), and incorporated herein by reference)

        3(a)    Amended Articles of Incorporation (previously filed as Exhibit 3(a) to the Form 10-K filed on
                April 30, 1998 (the "Form 10-K"), and incorporated herein by reference)

        3(b)    Amended Code of Regulations (previously filed as Exhibit 3(b) to the Form 10 and incorporated herein by reference)

        4(a)    Stock Certificate for Common Stock (previously filed as Exhibit 4(a) to the Company's Form
                10/A-1 filed on January 23, 1998 (the "Form 10/A-1") and incorporated herein by reference)

        4(b)    Rights Agreement By and Between The Elder-Beerman Stores Corp. and Norwest Bank Minnesota,
                N.A., dated as of December 30, 1997 (previously filed as Exhibit 4(c) to the Form 10-K and incorporated herein by reference)

        4(c)    Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores
                Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December
                30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference)

        4(d)    Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores
                Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated December
                30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference)

         27     Financial Data Schedule