Form 10-Q
period 1998-08-01
ELDER BEERMAN STORES CORP
filed 1998-09-15
CIK 32020

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended August 1, 1998

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number:  0-02788

                         THE ELDER-BEERMAN STORES CORP.
             (Exact name of registrant as specified in its charter)


                  OHIO                                         31-0271980
     (State or other jurisdiction of                        (I.R.S. employer
     incorporation or organization)                        identification no.)

     3155 EL-BEE ROAD, DAYTON, OHIO                               45439
(Address of principal executive offices)                       (Zip Code)

                                 (937) 296-2700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         As of September 14, 1998, 15,898,148 shares of the issuer's common stock, without par value, were outstanding.


================================================================================

                         THE ELDER-BEERMAN STORES CORP.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                                      PAGE
ITEM 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of January 31, 1998
             and as of August 1, 1998 (Unaudited).........................................................1

             Condensed Consolidated Statements of Operations for the 13 weeks ended August 2, 1997 and August 1, 1998 (Unaudited)..........................................2

             Condensed Consolidated Statements of Operations for the 26 weeks ended August 2, 1997 and August 1, 1998 (Unaudited)..........................................3

             Condensed Consolidated Statements of Cash Flows for the 13 weeks ended August 2, 1997 and August 1, 1998 (Unaudited)..........................................4

             Notes to Condensed Consolidated Financial Statements (Unaudited).............................5

ITEM 2.      Management's Discussion and Analysis of Consolidated Financial Condition
             and Results of Operations....................................................................7

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk...................................9


PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings............................................................................9

ITEM 2.      Changes in Securities and Use of Proceeds...................................................10

ITEM 3.      Defaults Upon Senior Securities.............................................................10

ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................10

ITEM 5.      Other Information...........................................................................10

ITEM 6.      Exhibits and Reports on Form 8-K............................................................10


SIGNATURES...............................................................................................12

EXHIBIT INDEX............................................................................................13

                         PART I. - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       August 1, 1998              Jan. 31, 1998
                                                                                       --------------              -------------
ASSETS
------

Current assets:
     Cash and equivalents                                                                  $  7,123                   $  6,497
     Customer accounts receivable (less allowance for doubtful
         accounts: August 1, 1998 - $3,447; January 31, 1998 -
         $4,177)                                                                            119,675                    136,705
     Merchandise inventories                                                                192,534                    137,507
     Other current assets                                                                    18,356                     12,646
                                                                                           --------                   --------
         Total current assets                                                               337,688                    293,355

Property, fixtures and equipment, less accumulated depreciation
     and amortization                                                                        80,446                     63,256

Other assets                                                                                 21,970                     14,754
                                                                                           --------                   --------
         Total assets                                                                      $440,104                   $371,365
                                                                                           ========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current portion of long-term obligations:                                             $  1,105                   $  1,105
     Accounts payable                                                                        58,875                     49,005
     Other accrued liabilities                                                               32,100                     29,186
                                                                                           --------                   --------
         Total current liabilities                                                           92,080                     79,296

Long-term obligations, less current portion                                                 191,726                    142,024
Deferred items                                                                               10,416                      4,534
                                                                                           --------                   --------
         Total liabilities                                                                  294,222                    225,854
                                                                                           ========                   ========
Shareholders' equity:
     Common stock, no par, 12,678,148 shares on August 1, 1998 and 12,583,789 on
     January 31, 1998 issued and
     outstanding                                                                            201,234                    199,351
     Unearned compensation - restricted stock, net                                           (2,539)                    (1,225)
     Retained earnings                                                                      (52,813)                   (52,615)
                                                                                           --------                   --------
     Total shareholders' equity                                                             145,882                    145,511
                                                                                           --------                   --------
     Total liabilities and shareholders' equity                                            $440,104                   $371,365
                                                                                           ========                   ========


See notes to condensed consolidated financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                                      13 weeks ended              13 weeks ended
                                                                                      August 1, 1998              August 2, 1997
                                                                                      --------------              --------------
Revenues:
     Net sales                                                                          $   125,464                  $ 122,112
     Financing                                                                                6,177                      6,493
                                                                                        -----------                  ---------
Total revenues                                                                              131,641                    128,605
Costs & expenses:
     Cost of goods sold, occupancy, and buying expenses                                      91,002                     88,887
     Selling, general, administrative, and other expenses                                    35,585                     35,634
     Provision for doubtful accounts                                                          1,112                      1,133
     Interest expense                                                                         2,980                      1,587
     Other expense                                                                                -                        853
     Acquisition & integration expense                                                          570                          -
                                                                                        -----------                  ---------
         Total costs & expenses                                                             131,249                    128,094

Income before reorganization items and income tax expense                                       392                        511
Reorganization items                                                                              -                      2,846
                                                                                        -----------                  ---------
Income (loss) before income tax expense                                                         392                     (2,335)
Income tax expense                                                                              153                          -
                                                                                        -----------                  ---------
Net income(loss)                                                                        $       239                  $  (2,335)
                                                                                        ===========                  =========

Basic net income (loss) per common share                                                $      0.02                  $  (18.83)

Basic weighted average number of shares outstanding                                      12,504,857                    124,036

Diluted net income (loss) per common share                                              $      0.02                   $ (18.83)
Diluted weighted average number of shares outstanding                                    13,451,388                    124,036


See notes to condensed consolidated financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                                       26 weeks ended            26 weeks ended
                                                                                       August 1, 1998            August 2, 1997
                                                                                       --------------            --------------
Revenues:
     Net sales                                                                          $   252,188                  $241,933
     Financing                                                                               12,675                    13,227
                                                                                        -----------                  --------
Total revenues                                                                              264,863                   255,160
Costs & expenses:
     Cost of goods sold, occupancy, and buying expenses                                     182,829                   175,564
     Selling, general, administrative, and other expenses                                    73,309                    73,114
     Provision for doubtful accounts                                                          2,689                     2,213
     Interest expense                                                                         5,784                     3,055
     Other expense                                                                                -                       609
     Acquisition & integration expense                                                          570                         -
                                                                                        -----------                  --------
         Total costs & expenses                                                             265,181                   254,555

Income (loss) before reorganization items and income tax
benefit                                                                                        (318)                      605
Reorganization items                                                                              -                     6,209
                                                                                        -----------                  --------
Loss before income tax benefit                                                                 (318)                   (5,604)
Income tax benefit                                                                             (121)                        -
                                                                                        -----------                  --------
Net loss                                                                                $      (197)                 $ (5,604)
                                                                                        ===========                  ========

Basic and diluted net loss per common share                                             $     (0.02)                 $ (45.18)
Basic weighted average number of shares outstanding                                      12,500,927                   124,036


See notes to condensed consolidated financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                       26 weeks ended            26 weeks ended
                                                                                       August 1, 1998            August 2, 1997
                                                                                       --------------            --------------
Cash flows from operating activities:
     Net loss                                                                              $   (197)                  $(5,604)
     Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
         Depreciation and amortization                                                        6,426                     5,998
         Changes in operating assets and liabilities, net                                   (10,420)                      343
                                                                                           --------                   -------
              Net cash provided by (used in) operating activities                            (4,191)                      737

Cash flows from investing activities:
     Capital expenditures, net                                                               (3,885)                   (6,032)
     Business acquisition, net of cash purchased                                            (20,179)                        -
     Real estate acquired                                                                    (2,814)                        -
     Proceeds from the sale of fixed assets                                                     114                         -
                                                                                           --------                   -------
          Net cash used in investing activities                                             (26,764)                   (6,032)

Cash flows from financing activities:
     Net borrowings (payments) under debtor-in-possession
     agreement                                                                                    -                     5,346
     Net borrowings (payments) under asset securitization
     agreement                                                                              (15,977)                        -
     Net borrowings (payments) under revolving lines of credit                               66,420                         -
     Payments on long-term obligations                                                         (741)                     (136)
     Retirement of assumed debt                                                             (17,582)                        -
     Other                                                                                     (539)                     (125)
                                                                                           --------                   -------
          Net cash provided by financing activities                                          31,581                     5,085

                                                                                           --------                   -------
Increase (decrease) in cash and equivalents                                                     626                     (210)

Cash and equivalents - beginning of period                                                    6,497                     7,091
                                                                                           --------                   -------
Cash and equivalents - end of period                                                       $  7,123                   $ 6,881
                                                                                           ========                   =======


Supplemental cash flow information:
     Interest paid                                                                            5,527                     3,104
     Income taxes paid                                                                          192                       183


See notes to condensed consolidated financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include accounts of The Elder-Beerman Stores Corp. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for all periods presented, have been made.

     On December 30, 1997, the Company substantially consummated its Third Amended Joint Plan of Reorganization, dated November 17, 1997, as amended (the "Plan"), which was confirmed by an order of the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court") entered on December 16, 1997. Accordingly, the condensed consolidated financial statements as of and for the 13 weeks ended August 2, 1997 and the 26 weeks ended August 2, 1997, are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The reorganization expense for the 13 weeks ended August 2, 1997 and the 26 weeks ended August 2, 1997 consists of professional fees and other bankruptcy related expenses.

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

2.   Per Share Amounts

     Basic income (loss) per common share is computed by dividing net income
     (loss) by the weighted-average number of common shares outstanding. Stock options, restricted shares, deferred shares, and warrants outstanding represent potential common shares and are included in computing diluted income per share when the effect would be dilutive.

3.   Stock-Based Compensation

     During the second quarter of 1998, a total of 7,500 stock options with an exercise price of $24.375 per share were granted to designated employees under the Company's Equity and Performance Incentive Plan. These options granted have a maximum term of ten years and vest over a period of five years.

     Also during the second quarter of 1998, 6,371 shares of restricted stock were awarded under the Annual Incentive Plan. These shares have a vesting date of January 31, 2001. The fair value of the restricted shares awarded is $93 and is being amortized over the vesting period. In addition, 25,488 deferred shares were awarded under the same program and have a vesting date of January 31, 2001.

     Non-employee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the second quarter of 1998, a total of 2,055 stock options, with an exercise price of $21.00, were granted under this plan. These options vest on January 31, 1999.

4.   Subsequent Events

     In August 1998 the Company issued 3,220,000 shares of additional common stock. A net amount of $66.2 million, before expenses, was raised from the offering.

5.   Acquisition

     On July 27, 1998, the Company acquired Stone & Thomas for a purchase price of approximately $20.2 million in cash, subject to post-closing adjustments. Stone & Thomas operated 20 department stores located in West Virginia, Ohio, Kentucky, and Virginia under the name Stone & Thomas. This transaction will be accounted for as a purchase.


     Pro forma summary of operations data (unaudited)

         The unaudited pro forma summary of operations data for each of the 13-week periods and 26-week periods ending August 1, 1998 and August 2, 1997, have been prepared by combining the condensed consolidated statement of operations of The Elder-Beerman Stores Corp. with the consolidated statement of operations of Stone & Thomas for the same periods. To comply with disclosures required by generally accepted accounting principles related to acquisitions, the following unaudited pro forma financial information is presented as though the acquisition occurred at the beginning of 1997. The expected synergy of this acquisition after integration with existing businesses, including the disposition of stores, is not permitted to be reflected in the pro forma results. Therefore, pro forma results are not indicative of results of operations in the future or in the periods presented below. Included in the pro forma is the estimated purchase price allocation and the issuance of additional common shares. The net proceeds of the additional common shares were used in part to purchase Stone & Thomas.


                                                   13 weeks ended

                                       August 1, 1998           August 2, 1997
                                       --------------           --------------
Net sales                                 $147,475                 $149,851
Net loss                                  $ (4,598)                $ (5,036)
Basic and diluted net loss
  per common share                        $  (0.29)                $  (1.51)



                                                    26 weeks ended

                                       August 1, 1998           August 2, 1997
                                       --------------           --------------
Net sales                                 $295,622                 $296,862
Net loss                                  $ (8,256)                $(11,302)
Basic and diluted net loss
  per common share                        $  (0.53)                $  (3.38)



         The above pro forma reflects the operation of all 20 Stone & Thomas stores. The Company has closed two stores and is currently in the process of selling eight locations. The pro forma net sales using only the 10 continuing Stone & Thomas stores are as follows:



                                       August 1, 1998           August 2, 1997
                                       --------------           --------------
13 weeks ended                            $140,612                 $141,730
26 weeks ended                            $282,567                 $281,100

6.   Comprehensive Income

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Adoption of this standard had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on management's current beliefs, estimates and assumption concerning the operations, future results and prospects of Elder-Beerman and the retail industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future sales, profits, expenses, income and earnings per share, future finance and capital market activity, or statements expressing general optimism about future results, are foward-looking statements. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify forward-looking statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13-week periods ended August 1, 1998 ("Second Quarter 1998") and August 2, 1997 ("Second Quarter 1997"), and the 26-week periods ended August 1, 1998 ("First Half 1998") and August 2, 1997 ("First Half 1997"). The Company's fiscal year ends on the Saturday closest to January 31st. The discussion and analysis that follow are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item 1.

RESULTS OF OPERATIONS

     Second Quarter 1998 Compared to Second Quarter 1997

     Net sales for the Second Quarter 1998 increased by 2.8% to $125.5 million from $122.1 million for the Second Quarter 1997. The increase is due to a 6.0% comparable store sales increase for the department store division, and a 6.4% comparable store sales increase for the Bee-Gee Shoe division. The department store comparable sales results include the Dayton flagship store relocated from the Southtown shopping center to the Dayton Mall in July 1998. Men's and ladies sportswear, intimate apparel, furniture, and domestics led the sales increase for the department stores.

     Financing revenue from the Company's private label credit card for the Second Quarter 1998 decreased to $6.2 million from $6.5 million for the Second Quarter 1997. The decline in finance charges is due to a reduction in outstanding customer accounts receivable and has been partially offset by an increase in late fees charged.

     Cost of goods sold, occupancy, and buying expenses decreased to 72.5% of net sales for the Second Quarter 1998 from 72.8% of net sales for the Second Quarter 1997. This decrease is primarily due to improved gross margin performance, which was partially offset by an increase in the buying staff payroll as a result of being more fully staffed, and an increase in depreciation due to capital expenditures in 1997.

     Selling, general, and administrative expenses decreased to 28.4% of net sales for the Second Quarter 1998 from 29.2% for the Second Quarter 1997. This was due to an improvement in store selling and customer service expenditures, modifications to fringe benefit plans, and the leveraging of several semi-fixed costs, most notably service and operations, utilities, and advertising. Additionally, last year's expense reflected a reduction due to an Internal Revenue Service settlement.

     Provision for doubtful accounts was 0.9% of net sales for the Second Quarter 1998, unchanged from the Second Quarter 1997.

     Interest expense increased to $3.0 million for the Second Quarter 1998 from $1.6 million for the Second Quarter 1997. The increase is due to the financing required to support the payment of bankruptcy obligations in connection with the consummation of the Company's chapter 11 plan of reorganization.

     There was no other expense for the Second Quarter 1998 compared to an expense of $0.9 for the Second Quarter 1997. The expense last year was realized from a swap mark-to-market adjustment on the unhedged portion of swap agreements in place at that time.

     On July 27, 1998 the Company acquired Stone & Thomas, a West Virginia corporation ("Stone & Thomas"), a department store retailer based in Wheeling, West Virginia. The acquisition and integration expense of $0.6 million are non-recurring expenses incurred at the end of the Second Quarter 1998, and relate to interim financing for the purchase transaction.

     Reorganization costs were zero for the Second Quarter 1998 versus $2.8 million for the Second Quarter 1997 because of the Company's emergence from bankruptcy protection in December 1997.

     An income tax expense was recorded in the Second Quarter 1998 at the rate of 39.0%. An income tax benefit was not recorded in the Second Quarter 1997 because the Company remained under bankruptcy protection.

     FIRST HALF 1998 COMPARED TO FIRST HALF 1997

     Net sales for the First Half 1998 increased by 4.2% to $252.2 million from $241.9 million for the First Half 1997. The increase is due to an 8.3% comparable store sales increase for the department store division, and a 4.6% comparable store sales increase for the Bee-Gee Shoe division. The department store comparable sales results include the relocated Dayton flagship store. Women's sportswear, men's clothing and men's sportswear, furniture, and intimate apparel led the sales increase for the department stores.

     Financing revenue from the Company's private label credit card for the First Half 1998 decreased to $12.7 million from $13.2 million for the First Half 1997. The decline in finance charges is due to a reduction in outstanding customer accounts receivable and has been partially offset by an increase in late fees charged.

     Cost of goods sold, occupancy, and buying expenses decreased to 72.5% of net sales for the First Half 1998 from 72.6% of net sales for the First Half 1997. This decrease is primarily due to improved gross margin performance in the second quarter, which was partially offset by an increase in the buying staff payroll as a result of being more fully staffed, and an increase in depreciation due to capital expenditures in 1997.

     Selling, general, and administrative expenses decreased to 29.1% of net sales for the First Half 1998 from 30.2% for the First Half 1997. This was due to an improvement in store selling and customer service expenditures, modifications to fringe benefit plans, and the leveraging of several semi-fixed costs, most notably service and operations, utilities, and advertising. Additionally, last year's expense reflected a reduction due to an Internal Revenue Service settlement.

     Provision for doubtful accounts increased to 1.1% of net sales for the First Half 1998 from 0.9% for the First Half 1997. The increase is primarily due to the level of delinquent accounts and receivable charge-offs in previous months.

     Interest expense increased to $5.8 million for the First Half 1998 from $3.1 million for the First Half 1997. The increase is due to the financing required to support the payment of bankruptcy obligations in connection with the consummation of the Company's chapter 11 plan of reorganization.

     There was no other expense for the First Half 1998 compared to an expense of $0.6 for the First Half 1997. The expense last year was realized from a swap mark-to-market adjustment on the unhedged portion of swap agreements in place at that time.

     Reorganization costs were zero for the First Half 1998 versus $6.2 million for the First Half 1997 because of the Company's emergence from bankruptcy protection in December of 1997.

     An income tax benefit was recorded in the First Half 1998 at the rate of 38.0%. An income tax benefit was not recorded in the First Half 1997 because the Company remained under bankruptcy protection.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under its Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash used in operating activities was $4.2 million for the First Half 1998, compared to $0.7 million being provided in the First Half 1997. During the First Half 1998 approximately $10.6 million in payments were made for professional fees, administration payments, lease cure payments, and other items that were related to the bankruptcy, which was partially offset by a $5.4 million reduction in pre-tax loss.

     Net cash used in investing activities was $26.8 million for the First Half 1998, compared to $6.0 million for the First Half 1997. The Stone & Thomas acquisition on July 27, 1998 required an investment of $20.2 million, net of cash purchased. The Company also purchased for $2.8 million the department store building that housed the Southtown shopping center store. This location was relocated to the Dayton Mall, and the Southtown location has been placed for sale, with an anticipated sale closing occurring in Fiscal 1998. Capital expenditures for store maintenance, remodeling, and data processing totaled $3.9 million for the First Half 1998 compared to $6.0 million for the First Half 1997.

     For the First Half 1998, net cash provided by financing activities was $31.6 million compared to $5.1 for the First Half 1997. This increase is primarily due to the acquisition of Stone & Thomas.

     In August 1998 the Company issued 3,220,000 shares of additional common stock. A net amount of $66.2 million, before expenses, was raised from the offering.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            (a) Not Applicable.

            (b) Not Applicable.

            (c) Not Applicable.

            (d) In connection with the Company's public offering of its
                Common Stock, without par value (the "Offering"), the Company filed a Registration Statement on Form S-1 (File No. 333-57447) whereby the Company registered shares of its common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on July 30, 1998 (the "Effective Date"). The Offering commenced on July 31, 1998 and was terminated on August 12, 1998. All of the shares registered in connection with the Offering have been sold. The managing underwriters for the Offering were McDonald & Company Securities, Inc., Warburg Dillon Read LLC and Johnson Rice & Company L.L.C.

                In connection with the Offering the Company issued 3,220,000 shares (including the exercise of the underwriters over-allotment option) of its common stock to the public at a price of $22.00 per share. The Company received net proceeds from the Offering of $65,235,400 after deducting estimated expenses of $1,000,000. Since the Effective Date, the Company has repaid approximately $65,235,400 of indebtedness incurred under the Credit Facilities. Approximately $21.0 million of the indebtedness incurred under the Credit Facilities was in connection with the acquisition of Stone & Thomas and the remainder was incurred to fund the Company's obligations under the Plan and for general corporate purposes.

                The Credit Facilities contain a number of covenants, including, among others, covenants restricting the Company with respect to the incurrence of additional indebtedness, capital expenditures, the ability to declare, pay or make dividends, distributions or other restricted payments, the creation of liens, the making of certain investments and loans, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations and other transactions. The Company is also required to comply with certain financial tests and maintain certain financial ratios. Management believes that the Company will be able to comply with the covenants contained in the Credit Facilities and does not believe that compliance with these covenants will interfere with its business or the implementation of its growth strategy.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not Applicable.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:


            2(a) Third Amended Joint Plan of Reorganization of The Elder-Beerman Stores Corp. and its Subsidiaries dated November 17, 1997 (previously filed as Exhibit 2 to the Company's Form 10 filed on November 26, 1997 (the "Form 10"), and incorporated herein by reference)

            2(b) Agreement and Plan of Merger by and Among The Elder-Beerman Stores Corp., The Elder-Beerman Acquisition Corp. and Stone & Thomas dated June 18, 1998 (previously filed as Exhibit 2(b) to the Company's Registration Statement on Form S-1 (File
                   No. 333-57447) (the "Form S-1") and incorporated herein by reference)

            2(c) First Amendment to Agreement and Plan of Merger By and Among The Elder-Beerman Stores Corp., The Elder-Beerman Acquisition Corp. and Stone & Thomas dated July 27, 1998 (previously filed as Exhibit 2(c) to the Company's Form S-1 and incorporated herein by reference)

            3(a)   Amended Articles of Incorporation (previously filed as
                   Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the "Form 10-K") and incorporated herein by reference)

            3(b) Amended Code of Regulations (previously filed as Exhibit 3(b) to the Form 10 and incorporated herein by reference)

            4(a)   Stock Certificate for Common Stock (previously filed as
                   Exhibit 4(a) to the Company's Form 10/A-1 filed on January 23, 1998 (the "Form 10/A-1") and incorporated herein by reference)

            4(b) Rights Agreement By and Between The Elder-Beerman Stores Corp. and Norwest Bank Minnesota, N.A., dated as of December 30, 1997 (previously filed as Exhibit 4(c) to the Form 10-K and incorporated herein by reference)

            4(c) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997 (previously filed as Exhibit 4(d) to the Form 10-K and incorporated herein by reference)

            4(d) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 374,713 shares of common stock at a strike price of $14.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference)

            10(a) Amended and Restated Credit Agreement Among The Elder-Beerman Stores Corp., The Lenders Party Thereto, Citibank, N.A. and CitiCorp USA, Inc., dated as of July 27, 1998 (previously filed as exhibit 10(b)(i) to the Company's Form S-1 and incorporated herein by reference)

            10(b) Amended and Restated Security Agreement Made By The Elder-Beerman Stores Corp., The El-Bee Chargit Corp., The Bee-Gee Shoe Corp. in Favor of CitiCorp USA, Inc., dated July 27, 1998 (previously filed as exhibit 10(b)(iv) to the Company's Form S-1 and incorporated herein by reference)

            10(c) Subsidiary Guaranty Made by Elder-Beerman West Virginia, Inc., dated July 27, 1998 (previously filed as exhibit 10(b)(vii) to the Company's Form S-1 and incorporated herein by reference)

            27     Financial Data Schedule

       (b)  No reports on Form 8-K were filed during the period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE ELDER-BEERMAN STORES CORP.,
                                              an Ohio corporation


Dated:     September 15, 1998                 By:   /s/ JOHN A. MUSKOVICH
      ---------------------------                ---------------------------
                                                   John A. Muskovich
                                                   President, Chief Operating
                                                   Officer and Chief Financial
                                                   Officer (on behalf of the
                                                   Registrant and as Principal
                                                   Financial Officer)

                                  EXHIBIT INDEX



    Exhibit
    Number      Description of Exhibit
    -------     ----------------------

     2(a) Third Amended Joint Plan of Reorganization of The Elder-Beerman Stores Corp. and its Subsidiaries dated November 17, 1997 (previously filed as Exhibit 2 to the Company's Form 10 filed on November 26, 1997 (the "Form 10"), and incorporated herein by reference)

     2(b) Agreement and Plan of Merger by and Among The Elder-Beerman Stores Corp., The Elder-Beerman Acquisition Corp. and Stone & Thomas dated June 18, 1998 (previously filed as Exhibit 2(b) to the Company's Registration Statement on Form S-1 (File No. 333-57447) (the "Form S-1") and incorporated herein by reference)

     2(c) First Amendment to Agreement and Plan of Merger By and Among The Elder-Beerman Stores Corp., The Elder-Beerman Acquisition Corp. and Stone & Thomas dated July 27, 1998 (previously filed as
                Exhibit 2(c) to the Company's Form S-1 and incorporated herein by reference)

     3(a) Amended Articles of Incorporation (previously filed as Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the "Form 10-K"), and incorporated herein by reference)

     3(b) Amended Code of Regulations (previously filed as Exhibit 3(b) to the Form 10 and incorporated herein by reference)

     4(a) Stock Certificate for Common Stock (previously filed as Exhibit 4(a) to the Company's Form 10/A-1 filed on January 23, 1998 (the "Form 10/A-1") and incorporated herein by reference)

     4(b) Rights Agreement By and Between The Elder-Beerman Stores Corp. and Norwest Bank Minnesota, N.A., dated as of December 30, 1997 (previously filed as Exhibit 4(c) to the Form 10-K and incorporated herein by reference)

     4(c) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference)

     4(d) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference)

     10(a) Amended and Restated Credit Agreement Among The Elder-Beerman Stores Corp., The Lenders Party Thereto, Citibank, N.A. and CitiCorp USA, Inc., dated as of July 27, 1998 (previously filed as exhibit 10(b)(i) to the Company's Form S-1 and incorporated herein by reference)

     10(b) Amended and Restated Security Agreement Made By The Elder-Beerman Stores Corp., The El-Bee Chargit Corp., The Bee-Gee Shoe Corp. in Favor of CitiCorp USA, Inc., dated July 27, 1998 (previously filed as exhibit 10(b)(iv) to the Company's Form S-1 and incorporated herein by reference)

     10(c) Subsidiary Guaranty Made by Elder-Beerman West Virginia, Inc., dated July 27, 1998 (previously filed as exhibit 10(b)(vii) to the Company's Form S-1 and incorporated herein by reference)

      27        Financial Data Schedule