Form 10-Q
period 1998-10-31
ELDER BEERMAN STORES CORP
filed 1998-12-15
CIK 32020

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended October 31, 1998

                                       OR

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to__________________

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

         As of December 11, 1998, 15,725,186 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                         THE ELDER-BEERMAN STORES CORP.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                                          PAGE
ITEM 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of January 31, 1998 and as of
             October 31, 1998 (Unaudited)......................................................................1

             Condensed Consolidated Statements of Operations for the 13 weeks ended November 1, 1997 and
             October 31, 1998 (Unaudited)......................................................................2

             Condensed Consolidated Statements of Operations for the 39 weeks ended November 1, 1997 and
             October 31, 1998 (Unaudited)......................................................................3

             Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 1, 1997 and October 31, 1998 (Unaudited)..................................................................4

             Notes to Condensed Consolidated Financial Statements (Unaudited)..................................5

ITEM 2.      Management's Discussion and Analysis of Consolidated Financial Condition
             and Results of Operations.........................................................................7

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................11


PART II      OTHER INFORMATION

ITEM 1.      Legal Proceedings................................................................................11

ITEM 2.      Changes in Securities and Use of Proceeds........................................................11

ITEM 3.      Defaults Upon Senior Securities..................................................................11

ITEM 4.      Submission of Matters to a Vote of Security Holders..............................................11

ITEM 5.      Other Information................................................................................11

ITEM 6.      Exhibits and Reports on Form 8-K.................................................................11


SIGNATURES....................................................................................................13

EXHIBIT INDEX.................................................................................................14

                         PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.




                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      October 31, 1998       Jan. 31, 1998
                                                                      ----------------       -------------

ASSETS
------
Current assets:
    Cash and equivalents                                              $           2,798    $           6,497
    Customer accounts receivable (less allowance for doubtful
         accounts: October 31, 1998 - $3,013;
         January 31, 1998 - $4,177)                                             123,985              136,705
    Merchandise inventories                                                     221,799              137,507
    Other current assets                                                         16,216               12,646
                                                                      -----------------    -----------------
         Total current assets                                                   364,798              293,355

Property, fixtures and equipment, less accumulated depreciation
    and amortization                                                             66,552               63,256

Other assets                                                                     42,737               14,754
                                                                      -----------------    -----------------
         Total assets                                                 $         474,087    $         371,365
                                                                      =================    =================




LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current portion of long-term obligations:                         $           1,105    $           1,105
    Accounts payable                                                             65,948               49,005
    Other accrued liabilities                                                    30,712               29,186
                                                                      -----------------    -----------------
         Total current liabilities                                               97,765               79,296

Long-term obligations, less current portion                                     155,236              142,024
Deferred items                                                                    7,662                4,534
                                                                      -----------------    -----------------

    Total liabilities                                                           260,663              225,854

Shareholders' equity:
    Common stock, no par, 15,898,207 shares on October 31, 1998 and
         12,583,789 on January 31, 1998 issued and outstanding                  266,698              199,351
    Unearned compensation - restricted stock, net                                (2,286)              (1,225)
    Retained earnings (deficit)                                                 (50,988)             (52,615)
                                                                      -----------------    -----------------

         Total shareholders' equity                                             213,424              145,511
                                                                      -----------------    -----------------

         Total liabilities and shareholders' equity                   $         474,087    $         371,365
                                                                      =================    =================


See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                  13-weeks ended      13-weeks ended
                                                                   Oct. 31, 1998       Nov. 1, 1997
                                                                -----------------   -----------------

Revenues:
    Net sales                                                   $         156,956   $         144,246
    Financing                                                               6,059               6,574
                                                                -----------------   -----------------
Total revenues                                                            163,015             150,820

Costs & expenses:
    Cost of goods sold, occupancy, and buying expenses                    110,555             107,617
    Selling, general, administrative, and other expenses                   43,328              40,342
    Provision for doubtful accounts                                         1,000               1,974
    Interest expense                                                        2,913               1,731
    Other income                                                             --                  (778)
    Acquisition & integration expense                                       2,275                --
                                                                -----------------   -----------------

         Total costs & expenses                                           160,071             150,886

Income (loss) before reorganization items and
income tax expense                                                          2,944                 (66)

Reorganization items                                                         --                 6,587
                                                                -----------------   -----------------

Income (loss) before income tax expense                                     2,944              (6,653)
Income tax expense                                                          1,119                --
                                                                -----------------   -----------------

Net income (loss)                                               $           1,825   $          (6,653)
                                                                =================   =================


Basic net income (loss) per common share                        $            0.12   $          (53.64)
Basic weighted average number of shares outstanding                    15,586,535             124,036

Diluted net income (loss) per common share                      $            0.11   $          (53.64)
Diluted weighted average number of shares outstanding                  16,095,837             124,036

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                  39-weeks ended     39-weeks ended
                                                                   Oct. 31, 1998       Nov. 1, 1997
                                                                -----------------   -----------------
Revenues:
    Net sales                                                   $         409,144   $         386,179
    Financing                                                              18,734              19,801
                                                                -----------------   -----------------
Total revenue                                                             427,878             405,980

Costs & expenses:
    Cost of goods sold, occupancy, and buying expenses                    293,384             283,181
    Selling, general, administrative, and other expenses                  116,637             113,456
    Provision for doubtful accounts                                         3,689               4,187
    Interest expense                                                        8,697               4,786
    Other income                                                             --                  (169)
    Acquisition & integration expense                                       2,845                --
                                                                -----------------   -----------------

        Total costs & expenses                                            425,252             405,441

Income before reorganization items and
income tax expense                                                          2,626                 539

Reorganization items                                                            0              12,796
                                                                -----------------   -----------------

Income (loss) before income tax expense                                     2,626             (12,257)

Income tax expense                                                            998                --
                                                                -----------------   -----------------

Net income (loss)                                               $           1,628   $         (12,257)
                                                                =================   =================

Basic net income (loss) per common share                        $            0.12   $          (98.82)
Basic weighted average number of shares outstanding                    13,529,463             124,036

Diluted net income (loss) per common share                      $            0.11   $          (98.82)
Diluted weighted average number of shares outstanding                  14,287,496             124,036

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements Of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         39-weeks ended            39-weeks ended
                                                                        October 31, 1998         November 1, 1997
                                                                        ----------------         ----------------

Cash flows from operating activities:
    Net income (loss)                                                $               1,628    $             (12,257)
    Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
           Depreciation and amortization                                             9,735                    8,961
           Changes in operating assets and liabilities, net                        (49,752)                 (13,409)
                                                                     ---------------------    ---------------------
           Net cash used in operating activities                                   (38,389)                 (16,705)


Cash flows from investing activities:
    Capital expenditures, net                                                       (9,428)                 (12,498)
    Business acquisition, net of cash purchased                                    (19,405)                    --
    Real estate acquired                                                            (2,814)                    --
    Proceeds from the sale of fixed assets                                           5,782                     --
                                                                     ---------------------    ---------------------
           Net cash used in investing activities                                   (25,865)                 (12,498)


Cash flows from financing activities:
    Net borrowings (payments) under debtor-in-possession agreement                    --                     31,479
    Net borrowings (payments) under asset securitization agreement                 (15,845)                    --
    Net borrowings (payments) under revolving lines of credit                       29,980                     --
    Payments on long-term obligations                                                 (923)                    (160)
    Retirement of assumed debt                                                     (17,582)                    --
    Issuance of common stock, net of costs                                          65,468                     --
    Other                                                                             (543)                    (325)
                                                                     ---------------------    ---------------------
           Net cash provided by financing activities                                60,555                   30,994


Increase (decrease) in cash and equivalents                                         (3,699)                   1,791


Cash and equivalents - beginning of period                                           6,497                    7,091
                                                                     ---------------------    ---------------------


Cash and equivalents - end of period                                 $               2,798    $               8,882
                                                                     =====================    =====================



Supplemental cash flow information:
    Interest paid                                                                    8,221                    4,639
    Income taxes paid                                                                  307                      295


See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

1.  Basis Of Presentation

    The accompanying unaudited condensed consolidated financial statements include accounts of The Elder- Beerman Stores Corp. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for all periods presented, have been made.

    On December 30, 1997, the Company substantially consummated its Third Amended Joint Plan of Reorganization dated November 17, 1997, as amended, which was confirmed by an order of the Bankruptcy Court entered on December 16, 1997. Accordingly, the condensed consolidated financial statements as of and for the thirteen weeks ended November 1, 1997 and the thirty-nine weeks ended November 1, 1997, are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The reorganization expense for the thirteen weeks ended November 1, 1997 and the thirty-nine weeks ended November 1, 1997 consists of professional fees and other bankruptcy related expenses.

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

    Reconciliation of weighted average shares used in the basic and diluted earnings per share calculation:

                                               Thirteen weeks ended                            Thirty-nine weeks ended
                                      October 31, 1998       November 1, 1997           October 31, 1998     November 1, 1997
                                      ----------------       ----------------           ----------------     ----------------
    Weighted average common
           shares outstanding              15,586,535                 124,036                 13,529,463              124,036

    Dilutive potential common shares
           Warrants                            69,627                                            200,517
           Stock Options                      241,040                                            370,005
           Restricted Stock                   173,160                                            162,027
           Deferred Stock                      25,475                                             25,484
                                      ---------------                                   ----------------

    Adjusted weighted average shares       16,095,837                 124,036                 14,287,496              124,036

3.  Stock-Based Compensation

    During the third quarter of 1998, a total of 12,500 stock options with an exercise price of $18.00 per share were granted to designated employees under the Company's Equity and Performance Incentive Plan. These options granted have a maximum term of ten years and vest over a period of five years.

    Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the third quarter of 1998 a total of 2,576 stock options, with an exercise price of $16.735, were granted under this plan. These options vest on January 31, 1999.

4.  Subsequent Events

    On November 23, 1998, the Company acquired Stone & Thomas' customer accounts receivable portfolio, which was previously owned and serviced by World Financial Network National Bank. The portfolio totals approximately $12.8 million.

5.  Acquisition

    On July 27, 1998, the Company acquired Stone & Thomas for a purchase price of approximately $20.2 million in cash, subject to postclosing adjustments. Stone & Thomas operated 20 department stores located in West Virginia, Ohio, Kentucky, and Virginia under the name Stone & Thomas. This transaction will be accounted for as a purchase.

    As part of the Company's acquisition of Stone & Thomas a plan to exit certain activities resulted in the recording of liabilities for store closings, employee severance, lease buyouts, and other expenses. A preliminary accrual of $6.7 million has been recorded at the date of acquisition. This accrual is expected to be finalized during the fourth quarter of 1998. The Company has paid $2.1 million subsequent to the date of acquisition for these costs and the total amount accrued is expected to be paid by the end of the first half of 1999.

    Pro forma summary of operations data (unaudited)

           The unaudited pro forma summary of operation data for each of the thirteen week periods and thirty-nine week periods ending October 31, 1998 and November 1, 1997, have been prepared by combining the condensed consolidated statement of operations of The Elder-Beerman Stores Corp. with the consolidated statement of operations of Stone & Thomas for the same periods. To comply with disclosures required by generally accepted accounting principles related to acquisitions, the following unaudited pro forma financial information is presented as though the acquisition occurred at the beginning of 1997. The expected synergy of this acquisition after integration with existing businesses, including the disposition of stores, is not permitted to be reflected in the pro forma results. Therefore, pro forma results are not indicative of results of operations in the future or in the periods presented below. Included in the pro forma is the estimated purchase price allocation and the issuance of additional common shares. The net proceeds of the additional common shares were used in part to purchase Stone & Thomas.

                                                                                      Thirteen weeks ended
                                                                       October 31, 1998                  November 1, 1997
                                                                       ----------------                  ----------------
           Net sales                                                        $156,956                         $172,886
           Net Income (loss)                                                  $1,825                          $(8,774)
           Basic net income (loss) per common share                            $0.12                           $(2.62)
           Diluted net income (loss) per common share                          $0.11                           $(2.62)


                                                                                     Thirty-nine weeks ended
                                                                       October 31, 1998                  November 1, 1997
                                                                       ----------------                  ----------------
           Net sales                                                        $452,578                         $469,748
           Net Income (loss)                                                 $(6,431)                        $(20,076)
           Basic and diluted net income (loss) per common share               $(0.41)                          $(6.00)

           The above pro forma reflects the operation of all 20 Stone & Thomas stores up to the date of acquisition. The Company has closed two stores and has sold seven locations, which did not contribute to net sales for the thirteen weeks ending October 31, 1998. The pro forma net sales for Elder-Beerman and the 11 continuing Stone & Thomas stores are as follows:

                                                                       October 31, 1998                  November 1, 1997
                                                                       ----------------                  ----------------
           Thirteen weeks ended                                             $156,956                         $166,938
           Thirty-nine weeks ended                                          $441,858                         $450,936

6.  Comprehensive Income

    Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Adoption of this standard had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Quarterly Report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"). All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future sales, profits, expenses, income and earnings per share, or statements expressing general optimism about future results, are forward-looking statements. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "hopes," and "estimates," and variations of such words and similar expressions are intended to identify forward-looking statements.

     Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Any number of factors could affect future operations and results, including the following: increasing price and product competition; fluctuations in consumer demand and confidence; the ability and mix of inventory; fluctuations in costs and expenses; the effectiveness of advertising, marketing and promotional programs; weather conditions that affect consumer traffic in stores; the effectiveness of the integration of Stone & Thomas into the Company's core business; the continued availability and terms of financing; the outcome of pending and future litigation; the continued availability of experienced information technology personnel to complete Year 2000 readiness efforts; the timely availability of Year 2000 software upgrades by third-party software suppliers; the ability of suppliers and service providers to the Company to complete their own Year 2000 readiness programs; the ability of the Company to identify and implement Year 2000 contingency plans; consumer debt levels; and other general economic conditions, such as the rate of employment, inflation and interest rates and the condition of the capital market. This list of factors is not exclusive.

    Forward-looking statements are subject to the safe harbors created in the Securities Act. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended October 31, 1998 ("Third Quarter 1998") and November 1, 1997 ("Third Quarter 1997"), and the 39 week periods ended October 31, 1998 ("Nine Months of 1998") and November 1, 1997 ("Nine Months of 1997"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follows are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

         Third Quarter 1998 Compared to Third Quarter 1997

         Net sales for the Third Quarter 1998 increased by 8.8% to $157.0 million from $144.2 million for the Third Quarter 1997. The increase includes a 3.2% comparative sales increase for the department store division, and a 3.8% comparative sales decrease for the Bee-Gee Shoe division. The department store comparable sales results include the Dayton Mall flagship store relocated from the Southtown shopping center to the adjacent Dayton Mall in July 1998. Women's better sportswear, cosmetics, decorative home, and intimate apparel led the sales increase for the department stores. The department stores acquired from Stone & Thomas generated $17.9 million in sales.

         Financing revenue from the Company's private label credit card for the Third Quarter 1998 decreased by 7.8% to $6.1 million from $6.6 million for the Third Quarter 1997. The decline in finance charges is due to a reduction in outstanding customer accounts receivable.

         Cost of goods sold, occupancy, and buying expenses decreased to 70.4% of net sales for the Third Quarter 1998 from 74.6% of net sales for the Third Quarter 1997. This improvement is primarily due to a charge last year of $5.6 million to record excess markdowns related to two department store closings. The improved gross margin performance was partially offset by an increase in the buying staff payroll as a result of being more fully staffed, and an increase in depreciation expense due to capital expenditures.

         Selling, general, and administrative expenses decreased to 27.6% of net sales for the Third Quarter 1998 from 28.0% for the Third Quarter 1997. This was due to improved productivity in the Company's distribution center, reduced selling payroll, and modification to the Company's fringe benefit plans.

         Provision for doubtful accounts was 0.6% of net sales for the Third Quarter 1998 compared to 1.4% of net sales for the Third Quarter 1997. This improvement is due to fewer delinquent customer accounts and a reduction in personal bankruptcies affecting the Company.

         Interest expense increased to $2.9 million for the Third Quarter 1998 from $1.7 million for the Third Quarter 1997. The increase is due to the additional financing required to support the payment of bankruptcy obligations in connection with the consummation of the Company's chapter 11 plan of reorganization and the acquisition of Stone & Thomas, offset by a reduction resulting from the Company's issuance of 3,220,000 shares of additional common stock. See "- Liquidity and Capital Resources."

         There was no other income for the Third Quarter 1998 compared to an income of $0.8 million for the Third Quarter 1997. The income last year was realized from interest income recorded due to a federal income tax refund, partially offset by a mark-to-market adjustment on the unhedged portion of swap agreements in place at that time.

         On July 27, 1998 the Company purchased Stone & Thomas, a department store retailer based in Wheeling, West Virginia. The acquisition and integration expenses of $2.3 million incurred during the Third Quarter 1998 are nonrecurring, and relate to interim financing for the purchase transaction as well as other integration expenses.

         Reorganization costs were zero for the Third Quarter 1998 versus $6.6 million for the Third Quarter 1997 because of the Company's emergence from bankruptcy protection in December 1997.

         Income tax expense was recorded in the Third Quarter 1998 at the rate of 38.0%. An income tax benefit was not recorded in the Third Quarter 1997 because the Company remained under bankruptcy protection.

         Nine Months of 1998 Compared to Nine Months of 1997

         Net sales for the Nine Months of 1998 increased by 5.9% to $409.1 million from $386.2 million for the Nine Months of 1997. The increase is due to a 6.4% comparative sales increase for the department store division, and a 0.7% comparative sales increase for the Bee-Gee Shoe division. The department store comparable sales results include the relocated Dayton Mall flagship store. In addition, the department stores acquired from Stone & Thomas generated $17.9 million in sales during the Third Quarter 1998. Women's and men's better sportswear, furniture, and intimate apparel led the sales increase for the department stores.

         Financing revenue from the Company's private label credit card for the Nine Months of 1998 decreased by 5.4% to $18.7 million from $19.8 million for the Nine Months of 1997. The decline in finance charges is due to a reduction in outstanding customer accounts receivable and has been partially offset by an increase in late fees charged.

         Cost of goods sold, occupancy, and buying expenses decreased to 71.7% of net sales for the Nine Months of 1998 from 73.3% of net sales for the Nine Months of 1997. This decrease is primarily due to a charge last year of $5.6 million to record excess markdowns related to two department store closings. In addition there was improved gross margin performance, which was partially offset by an increase in the buying staff payroll as a result of being more fully staffed, and an increase in depreciation due to capital expenditures in 1997.

         Selling, general, and administrative expenses decreased to 28.5% of net sales for the Nine Months of 1998 from 29.4% for the Nine Months of 1997. This was due to a reduction in the Company's store selling and customer service expenditures and modification to the Company's fringe benefit plans.

         Provision for doubtful accounts decreased to 0.9% of net sales for the Nine Months of 1998 from 1.1% for the Nine Months of 1997. This improvement is due to fewer write-offs of delinquent customer accounts and fewer personal bankruptcies affecting the Company.

         Interest expense increased to $8.7 million for the Nine Months of 1998 from $4.8 million for the Nine Months of 1997. The increase is due to the additional financing required to support the payment of bankruptcy obligations in connection with the consummation of the Company's chapter 11 plan of reorganization and the acquisition of Stone & Thomas, offset by a reduction resulting from the Company's issuance of 3,220,000 shares of additional common stock. See "- Liquidity and Capital Resources."

         There was no other income for the Nine Months of 1998 compared to other income of $0.2 million for the Nine Months of 1997. The income last year was realized from interest income recorded due to a federal income tax refund, partially offset by a mark-to-market adjustment on the unhedged portion of swap agreements in place at that time.

         Reorganization costs were zero for the Nine Months of 1998 versus $12.8 million for the Nine Months of 1997 because of the Company's emergence from bankruptcy protection in December of 1997.

         Income tax expense was recorded in the Nine Months of 1998 at the rate of 38.0%. An income tax benefit was not recorded in the Nine Months of 1997 because the Company remained under bankruptcy protection.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital. The Company has increased the maximum borrowing amount under the Revolving Credit Facility to $150 million, and to $175 million under the Receivable Securitization Facility. The Company increased its Credit Facilities in part to provide additional borrowing capacity for funding new customer accounts receivable resulting from the Stone & Thomas acquisition and to accommodate future growth.

         Net cash used in operating activities was $38.4 million for the Nine Months of 1998, compared to $16.7 million used in the Nine Months of 1997. During the Nine Months of 1998 approximately $11.8 million in payments were made for professional fees, other administrative expense payments, lease cure payments, and other items that were related to the bankruptcy. Trade payables increased $7.8 million during the Nine Months of 1998, compared to an increase of $28.5 million for the Nine Months of 1997. The increase in trade payables for the Nine Months of 1998 reflects increases in inventory levels for the Elder-Beerman core (i.e., non-Stone & Thomas) department stores and increases in inventory due to the addition of the Stone & Thomas stores. The increase in trade payables for the Nine Months of 1997 reflects trade accounts payable returning to a normalized level following the commencement of the Company's chapter 11 case. This was partially offset by a $1.6 million net income for the Nine Months of 1998 compared to a $12.3 million net loss for the Nine Months of 1997.

         Net cash used in investing activities was $25.9 million for the Nine Months of 1998, compared to $12.5 million for the Nine Months of 1997. The Stone & Thomas acquisition on July 27 required an investment of $19.4 million, net of cash acquired as part of the Stone & Thomas business. During the Third Quarter of 1998 the Company sold seven of the stores acquired from Stone & Thomas for $5.7 million. The Company also purchased for $2.8 million the department store building that housed the Southtown shopping center store. This department store was relocated to the Dayton Mall, and the Southtown location has been placed for sale, with sale closing anticipated occurring in Fiscal 1998. Capital expenditures for store maintenance, remodeling, and data processing totaled $9.4 million for the Nine Months of 1998 compared to $12.5 million for the Nine Months of 1997.

         For the Nine Months of 1998, net cash provided by financing activities was $60.6 million compared to $31.0 for the Nine Months of 1997. In August 1998 the Company issued 3,220,000 shares of additional common stock. A net amount of $65.5 million, after costs, was raised from the offering. The funds provided by the offering were used to pay down debt and for the purchase of Stone & Thomas.

         The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the Credit Facilities, to meet anticipated working capital and capital expenditure requirements, as well as debt service requirements under the New Credit Facilities.

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

YEAR 2000 DISCLOSURE

         The term "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is reached. These problems arise because most computer hardware and software historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s." These problems may also arise from other sources, such as the use of special codes and conventions in software that make use of dates.

         The Company expects to be Year 2000 ready, meaning that (i) critical systems, devices, applications or business relationships have been or will be evaluated and are expected to be suitable for continued use into and beyond the Year 2000 and (ii) contingency plans are or will be in place to mitigate risks stemming from the failure of other parties to be Year 2000 ready.

         The Company began addressing Year 2000 Issues in the early 1990s by changing its standards for new systems to utilize Year 2000 compliant date storage. For systems developed prior to the early 1990s, the Company is conducting a multistep Year 2000 Readiness Project. These steps are inventory, assessment, remediation and verification, and contingency planning.

         The first step, an inventory of critical systems and devices with potential Year 2000 problems, was completed in July 1998. The next step, completed in October 1998, was an assessment to determine any necessary changes to ensure Year 2000 readiness. The assessment confirmed preliminary estimates of $300,000 to make central computer systems Year 2000 ready, and revealed other non-information systems and equipment requiring additional remediation costs of approximately $275,000. To date the Company has incurred $60,000 of these costs.

         The Company has completed evaluation, remediation, verification, and implementation of 75% of its internally developed systems. The Company expects that its remaining internally developed systems will be completed in the first quarter of fiscal 1999. The Company is utilizing internal and external resources in its effort to be Year 2000 ready by mid- 1999.

         The Company has also initiated formal communication with third party information systems suppliers to solicit Year 2000 readiness statements: 74% indicate that they are compliant now, and 21% indicate that compliant versions of their products are available, which the Company expects to implement in the first quarter of fiscal 1999. The Company will replace the remaining noncompliant suppliers' products during the first quarter of fiscal 1999.

         The Company is preparing to issue formal communication to critical non-information systems service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company can not predict the outcome of other companies' remediation efforts; however, it has no knowledge that any of these companies will not be Year 2000 ready.

         In the first quarter of fiscal 1999, following the implementation of the remaining systems, the Company will conduct general systems testing to verify that its systems are Year 2000 ready. The Company will promptly respond to issues discovered by general systems testing. The Company does not expect to find material noncompliance. Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will address both remediation of systems and overall business operating risk. These plans are intended to mitigate both internal risks and risks of other companies (e.g., suppliers) that fail to be Year 2000 ready.

         The Company believes that its most reasonably likely worst case scenario is that key suppliers or service providers fail to meet their commitments to the Company due to their failure or on the failure of other underlying business entities to be Year 2000 ready. The company has assessed the risks associated with such failures and believes that its contingency plans would mitigate the long-term effect of such a scenario. If a disruption does occur, the Company expects that it would only be temporary and would not have a material adverse affect on its financial position and results of operations.

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

                           (d)      Not Applicable.

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

                                     THE ELDER-BEERMAN STORES CORP.,
                                     an Ohio corporation


Dated:  December 15, 1998            By: /s/ John A. Muskovich
      ------------------------          ----------------------------------------
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