Form 10-K
period 1999-01-30
ELDER BEERMAN STORES CORP
filed 1999-04-22
CIK 32020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _______ TO ______

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

                             SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              YES  X   NO  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [ ]

As of April 13, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $137,215,190.*

The number of shares of Common Stock outstanding on April 13, 1999, was 16,037,880.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                           Yes  X   No  ___
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
          General Development of Business.............................     1
          Background..................................................     1
          Chapter 11 Case.............................................     2
          Business....................................................     2
          Merchandising...............................................     2
          Pricing.....................................................     3
          Purchasing and Distribution.................................     3
          Information Systems.........................................     4
          Marketing...................................................     4
          Credit Card Program.........................................     4
          Customer Service............................................     4
          Expansion...................................................     5
          Acquisitions................................................     5
          Seasonality.................................................     5
          Competition.................................................     5
          Associates..................................................     5
Item 2.   Properties..................................................     6
Item 3.   Legal Proceedings...........................................     9
Item 4.   Submission of Matters to a Vote of Security Holders.........     9
Executive Officers of the Registrant..................................     9
                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....    11
Item 6.   Selected Historical Financial Data..........................    12
Item 7.   Management's Discussions and Analysis of Financial Condition    13
          and Results of Operations...................................
          Results of Operations.......................................    13
          Fiscal 1998 Compared to Fiscal 1997.........................    13
          Fiscal 1997 Compared to Fiscal 1996.........................    14
          Liquidity and Capital Resources.............................    16
          Year 2000 Disclosure........................................    16
Item 7a.  Quantitative and Qualitative Disclosures About Market           17
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................    18
          Independent Auditors' Report................................    19
          Consolidated Statement of Operations........................    20
          Consolidated Balance Sheets.................................    21
          Consolidated Statements of Shareholders' Equity.............    22
          Consolidated Statements of Cash Flows.......................    23
          Notes to Consolidated Financial Statements..................    24
Item 9.   Changes and Disagreements with Accountants on Accounting and    38
          Financial Disclosure........................................
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    38
Item 11.  Executive Compensation......................................    38
Item 12.  Security Ownership of Certain Beneficial Owners and             38
          Management..................................................
Item 13.  Certain Relationships and Related Transaction...............    38
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form     38
          8-K.........................................................
SIGNATURES............................................................    43
EXHIBIT INDEX.........................................................    44

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

     Actual results may differ materially from those in the forward- looking statements. Accordingly, there is no assurance that forward-looking statements will prove to be accurate.

     Many factors could affect Elder-Beerman's future operations and results, such as the following: increasing price and product competition; fluctuations in consumer demand and confidence; the availability and mix of inventory; fluctuations in costs and expenses; the effectiveness of advertising, marketing and promotional programs; weather conditions that affect consumer traffic in stores; the continued availability and terms of financing; the outcome of pending and future litigation; and general economic conditions, such as the rate of employment, inflation and interest rates and the condition of the capital markets.

     Forward-looking statements are subject to the safe harbors created under the federal securities laws. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

     The Elder-Beerman Stores Corp. ("Elder-Beerman" or the "Company"; except where the context otherwise requires, references to the "Company" refer to Elder-Beerman and its subsidiaries, as described below) operates department stores that sell a wide range of moderate to better branded merchandise, including women's, men's and children's apparel and accessories, cosmetics, home furnishings, and other consumer goods. In addition, the Company owns a specialty shoe store chain and a private label credit card program through its wholly-owned subsidiaries, The Bee-Gee Shoe Corp. ("Bee-Gee") and The El-Bee Chargit Corp. ("Chargit"), respectively. Elder-Beerman operates 60 department stores and two furniture stores, principally in smaller Midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania, and Bee-Gee operates 56 stores (36 shoe outlets and 20 Shoebilee! stores), principally in smaller Midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Pennsylvania and Virginia. See "Properties." The Company's operations are diversified by size of store, merchandising character, and character of the community served. The Company seeks to satisfy the merchandising needs of its geographic markets, serving customers of all ages with varied tastes and incomes.

GENERAL DEVELOPMENT OF BUSINESS

     BACKGROUND

     Elder-Beerman and its predecessors have been operating department stores since 1847. Historically, the Company's underlying strategy had been to achieve profits through an aggressive approach to (a) containing operating costs, (b) enhancing gross profits from the sale of merchandise, and (c) expanding its presence as a regional retailer. This strategy enabled the Company to experience steady sales growth and consistent earnings results beginning in the mid-1960s and continuing into the early 1990s. During 1992 and through 1994, the Company undertook a new and high volume merchandising strategy. During 1995, it became apparent that this strategy had a negative impact on the Company's financial position, and the Company entered into negotiations with its lenders for a plan to provide additional liquidity. These negotiations ultimately were unsuccessful. In addition, as the need for working capital to fund increased inventory purchases for the holiday season drew closer, Elder-Beerman's suppliers began to show concerns about further extensions of trade credit to the Company in the wake of other bankruptcies in the retail industry. The

Company was faced with an absence of working capital financing and the prospect of being unable to secure inventory for the 1995 Christmas season.

     CHAPTER 11 CASE

     On October 17, 1995, Elder-Beerman and its subsidiaries, Chargit, Bee-Gee, Margo's LaMode, Inc. ("Margo's"), McCook Wholesale Corp., E-B Community Urban Redevelopment Corp. and EBA, Inc. , filed voluntary petitions for relief (the "Reorganization Cases") under chapter 11 of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court"). The Old Elder-Beerman Companies filed their proposed joint plan of reorganization with the Bankruptcy Court on August 6, 1997, which was subsequently amended (the "Plan"). The Bankruptcy Court entered an order on December 16, 1997 confirming the Plan. The Plan became effective on December 30, 1997.

BUSINESS

     The Company sells a wide range of merchandise, including women's, men's, and children's apparel and accessories, cosmetics, home furnishings and other consumer goods. In addition, as discussed above, the Company owns a shoe store chain and a private label credit card program through its wholly-owned subsidiaries, Bee-Gee and Chargit, respectively. The Company's historical competitive advantage is its niche in medium and small size cities, and in many cases, Elder-Beerman is the dominant supplier of moderate to better brands of soft goods (e.g., Liz Claiborne, Estee Lauder, Tommy Hilfiger, Polo, Guess) in such markets. In many of these cities, there is only one shopping mall, and the Company is a main department store anchor along with J.C. Penney, Sears, or a discount retailer such as Kmart. These other anchors generally supply moderate private label goods, which typically complement the Company's more upscale and largely branded merchandise. The Company's strong metropolitan rivals have tended to bypass smaller midwestern cities, leaving Elder-Beerman as the dominant department store in these smaller markets.

     The Company's business strategy is to improve profitability by focusing on a more productive core department store business, primarily in Dayton, Ohio and smaller communities in the Midwest. The Company seeks to be the dominant destination retailer in its markets for fashion apparel, accessories, cosmetics, shoes, and home accessories for the entire family, while continuing its tradition of providing strong customer service. In addition, the Company aggressively uses technology and business process changes to reduce operating costs and improve operating performance through productivity gains.

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

     MERCHANDISING

     The Company carries a broad assortment of goods to provide fashion, selection and variety found in leading department stores that feature better merchandise brands. Although all stores stock identical core assortments, specific types of goods are distributed to stores based on the particular characteristic of the local market. The Company emphasizes "signature" areas critical to its image in its niche market, as a primary destination for fashion apparel, cosmetics and gifts. In addition, through continued efforts to develop a partnership with its most significant vendors, the Company is using technology and focused merchandising and distribution to reduce material handling costs and increase speed in moving stock from the vendor to the selling floor.

     Certain departments in Elder-Beerman's department stores are leased to independent third parties. These leased departments, which include the fine jewelry, beauty salon, watch repair, millinery and maternity departments, provide high quality service and merchandise where specialization and expertise are critical and the Company's direct participation in the business is not economically justifiable. Leased department sales are included in Elder-Beerman's total sales. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

     Bee-Gee operates two distinct discount footwear formats that are differentiated by varying degrees of fashion, value and convenience. The Company's 36 El-Bee Shoe stores offer primarily close-out and special purchase budget footwear styles for women, men and children in a self-service, open-box rack format. The 20 Shoebilee! family footwear stores offer national brands in an updated shopping environment where moderate assortments are merchandised by lifestyle and classification rather than by size and gender. Merchandise is presented in a self-select caseline format and is promoted through a value-priced promotional program. The Company is in the process of converting several El-Bee Shoe stores to the newer Shoebilee! format. Many Bee-Gee stores are positioned near existing Elder-Beerman stores to leverage credit marketing and cross-shopping opportunities.

     For the 52 weeks ending January 30, 1999 ("Fiscal 1998"), the 52 weeks ending January 31, 1998 ("Fiscal 1997") and the 53 weeks ending February 1, 1997 ("Fiscal 1996"), the Company's department store percentages of net sales by major merchandise category were as follows:

                         THE ELDER-BEERMAN STORES CORP.
                           RETAIL SALES BY DEPARTMENT

MERCHANDISE CATEGORY                                            1998     1997     1996
--------------------                                            -----    -----    -----
                                                                  %        %        %
Women's Ready to Wear.......................................     33.1     34.0     33.2
Accessories, Shoes & Cosmetics..............................     22.6     21.7     21.6
Men's & Children's..........................................     24.0     24.3     25.1
Home Store..................................................     20.3     20.0     20.1
                                                                -----    -----    -----
TOTAL RETAIL................................................    100.0    100.0    100.0
                                                                =====    =====    =====

     PRICING

     All pricing decisions are made at the Company's corporate headquarters. The Company's pricing strategy is designed to provide superior quality and value appeal by offering competitive prices on fashion from premier national brands. The Company has effectively been able to generate sales from promotions with special pricing of limited duration. The Company's management information systems provide timely sales and gross margin reports that identify sales and gross margins by item and by store and provide management with the information and flexibility to adjust prices and inventory levels as necessary.

     PURCHASING AND DISTRIBUTION

     During Fiscal 1998, the Company purchased merchandise from over 1,000 domestic and foreign manufacturers and suppliers. During that period, the top 25 vendors by dollar volume accounted for approximately 41% of net purchases. In Fiscal 1998, the Company also purchased approximately 8% of its merchandise, primarily private label merchandise, through Frederick Atkins, Inc. ("Atkins"), a national association of major retailers that provides its members with group purchase opportunities. Management believes it has good relationships with its suppliers. No other vendor accounted for more than 5% of the Company's purchases. The Company believes that alternative sources of supply are available for each category of merchandise it purchases.

     Merchandise is generally shipped from vendors, through three consolidation points, to the Company's distribution center in Dayton, Ohio. Deliveries are made from the distribution center to each store two to seven times per week depending on the store size and the time of year. A majority of the merchandise is shipped ready for immediate placement on the selling floor.

     INFORMATION SYSTEMS

     The Company places great emphasis on its management information systems. Currently, the Company's merchandising activities are controlled by a series of on-line systems, including a point-of-sale and sales reporting system, a purchase order management system, a receiving system and a merchandise planning system. These integrated systems track merchandise from the order stage through the selling stage and provide valuable sales performance information for management.

     The Company is presently further enhancing its management information systems, through capital investment and training programs, to (a) improve the data integrity of financial and merchandise systems and (b) improve merchandise analysis and decision making.

     MARKETING

     The Company's marketing and advertising functions are centralized at its corporate headquarters and, for the department stores, are focused on communicating a timely and broad offering of premier branded merchandise, a strong quality/value relationship and outstanding customer service. The Company employs comprehensive, multimedia advertising programs including print and broadcast as well as creative in-store displays, signage and special promotions. The Company distributes sale catalogs utilizing insertion in Sunday and weekday newspapers as well as direct mail to preferred charge customers. Catalogs are supplemented by additional newspaper advertising to support sale events as scheduled. The Company also uses television and radio in markets where it is productive and cost efficient. Marketing activities for Bee-Gee are limited primarily to newspaper, radio, coupons and in-store displays emphasizing price, seasonal assortments and special promotions.

     CREDIT CARD PROGRAM

     The Company operates a private label credit card program through its wholly-owned subsidiary, Chargit. During Fiscal 1998, the Company issued 213,000 Elder-Beerman credit cards for newly opened accounts and had approximately 702,000 Elder-Beerman active credit card accounts during Fiscal 1998. The Company has made a significant investment in its credit card program since it believes that Elder-Beerman credit card holders generally constitute the Company's most loyal and active customers. Elder-Beerman credit card holders shop more frequently with the Company and generally purchase more merchandise than customers who pay with cash or third-party credit cards. During Fiscal 1998, approximately 43% of Elder-Beerman's total sales were private label credit card sales. Cash sales and third party credit cards accounted for 33% and 24% of sales, respectively. Frequent use of the Elder-Beerman credit card by customers is an important element in the Company's marketing and growth strategies. The Company also seeks to increase the use of its private label credit card through incremental sales or shifting sales from other credit cards and other retailers, and by attracting new cardholders.

     All phases of the credit card operation are handled by Chargit except the processing of customer mail payments, which is performed pursuant to a retail lockbox agreement with a bank. Decisions whether to issue a credit card to an applicant are made on the basis of a credit scoring system.

     CUSTOMER SERVICE

     Elder-Beerman has a strong tradition of providing quality customer service. The Company is presently enhancing its customer service image and creating a customer-oriented store environment by (a) eliminating nonselling activities from stores; (b) using training and recruiting practices to instill a culture of customer helpfulness, friendliness and responsiveness; and (c) developing tools and training to enhance selling skills and awareness.

     EXPANSION

     The Company is currently implementing a controlled expansion of new stores in markets having characteristics consistent with the Company's current markets. The Company believes that sufficient new locations are available in markets within or contiguous to the Company's current area of operations to support such an expansion. In addition, the Company believes that opportunities exist to expand existing stores where current space constraints prevent adequate presentation of certain core merchandise departments.

     In July 1998, the Company relocated its Southtowne Shopping Center store in Dayton, Ohio from a 132,000 square foot standalone site to a 212,000 square foot anchor store in the Dayton Mall. In September 1998, the Company opened a 120,000 square foot mall anchor store in Erie, Pennsylvania. Additionally, during 1998, the Company relocated its VanBuren store in Dayton, Ohio to a newer store located 2 miles away and completed expansions at its Columbus, Indiana and Heath, Ohio stores. During 1997, the Company expanded its Monroe, Michigan, Muncie, Indiana and Findlay, Ohio stores.

     ACQUISITIONS

     On July 27, 1998, the Company acquired Stone & Thomas for a purchase price of approximately $20.2 million in cash, plus the assumption of long term debt of $17.6 million, subject to postclosing adjustments. Stone & Thomas operated 20 department stores located in West Virginia, Ohio, Kentucky and Virginia under the name Stone & Thomas. The acquisition has been accounted for as a purchase. The Company sold seven of the former Stone & Thomas locations and closed two more of the locations that did not fit its business strategy.

     SEASONALITY

     The department store business is seasonal, with a high proportion of sales and operating income generated in November and December. Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the Christmas holiday season when the Company must carry significantly higher inventory levels. Consumer spending in the peak retail season may be affected by many factors outside the Company's control including competition, consumer demand and confidence, weather that affects consumer traffic and general economic conditions. A failure to generate substantial holiday season sales could have a material adverse effect on the Company.

     COMPETITION

     The retail industry in general and the department store and shoe store businesses in particular are intensely competitive. Generally, the Elder-Beerman department stores and Bee-Gee shoe stores are in competition not only with other department stores and family shoe stores, respectively, in their geographic markets, but also with numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores and manufacturer outlets. Some of the retailers with which the Company competes have substantially greater financial resources than the Company and may have other competitive advantages over the Company. The Elder-Beerman department stores compete on the basis of quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. The Bee-Gee shoe stores compete primarily on the basis of price and convenience.

     ASSOCIATES

     On January 30, 1999, the Company had approximately 8,830 regular and part-time employees, approximately 8,353 of which are employed by Elder-Beerman's department stores. Because of the seasonal nature of the retail business, the number of employees rises to a peak in the holiday season. None of the Company's associates are represented by a labor union. The Company's management considers its relationships with its associates to be satisfactory.

ITEM 2.  PROPERTIES

     Elder-Beerman currently operates 60 department stores and two furniture stores, principally in smaller midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania, and Bee-Gee operates 56 stores (36 shoe outlets and 20 Shoebilee! stores), principally in smaller Midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Pennsylvania and Virginia. Substantially all of the Company's stores are leased properties. The Company owns, subject to a mortgage, a 302,570 square foot office/warehouse facility located in Dayton, Ohio, which serves as its principal executive offices.

     The following table sets forth certain information with respect to Elder-Beerman's department store locations and Bee-Gee's shoe store locations, operating as of January 30, 1999, the end of Elder-Beerman's and Bee-Gee's most recently completed fiscal year:

                         THE ELDER-BEERMAN STORES CORP.

                            STORE SUMMARY BY REGION

                                                                     TOTAL       DATE
     STATE/CITY                        LOCATION                   SQUARE FEET   OPENED   OWN/LEASE
---------------------   ---------------------------------------   -----------   ------   ---------
OHIO
Athens                  University Mall                              42,829     09/88      Lease
Bowling Green           Woodland Mall                                40,700     04/87      Lease
Chillicothe             Chillicothe Mall                             55,940     05/81      Lease
                        Home Store                                   17,609     11/90      Lease
Cincinnati              Forest Fair Mall                            149,462     04/89      Lease
Dayton                  Centerville Place                           191,400     08/66      Lease
Dayton                  Fairfield Commons                           151,740     10/93      Lease
Dayton                  Southtowne Furniture                        121,000     01/76      Lease
Dayton                  Northwest Plaza                             217,060     02/66      Lease
Dayton                  Courthouse Plaza                            125,390     11/75      Lease
Dayton                  Dayton Mall                                 212,000     07/98      Lease
Dayton                  Salem Furniture                             124,987     11/72        Own
Dayton                  Kettering Town Center                        82,078     10/98      Lease
Dayton                  Northpark Center                            101,840     10/94      Lease
Defiance                Northtowne Mall                              48,000     04/86      Lease
Fairborn                Distribution Center                         300,000     12/90      Lease
Findlay                 Findlay Village Mall                         74,825     07/90      Lease
Franklin                Middletown (Towne Mall)                     118,000      1977        Own
Hamilton                Hamilton                                    167,925     04/74      Lease
Heath                   Indian Mound Mall                            73,695     09/86      Lease
Lancaster               River Valley Mall                            52,725     09/87      Lease
Lima                    Lima Mall                                   103,350     11/65      Lease
Marion                  Southland Mall                               74,621     11/84      Lease
Moraine                 Corporate Offices                           302,570     06/70        Own
New Philadelphia        New Towne Mall                               52,648     10/88      Lease
Piqua                   Miami Valley Center                          59,092     09/88      Lease
Sandusky                Sandusky Mall                                38,773     03/83      Lease
Springfield             Upper Valley Mall                            71,868     10/92      Lease
St. Clairsville         Ohio Valley Mall                             66,545     07/98      Lease
Toledo                  Woodville                                   100,000     08/85      Lease

                         THE ELDER-BEERMAN STORES CORP.

                                                                     TOTAL       DATE
     STATE/CITY                        LOCATION                   SQUARE FEET   OPENED   OWN/LEASE
---------------------   ---------------------------------------   -----------   ------   ---------
Toledo                  Westgate                                    154,000     08/85      Lease
Wooster                 Wayne Towne Plaza                            53,689      6/94      Lease
Zanesville              Colony Square                                70,346     09/85        Own
WEST VIRGINIA
Beckley                 Raleigh Mall                                 50,210     07/98      Lease
Bridgeport              Meadowbrook Mall                             70,789     07/98      Lease
                        Home Store                                   74,723     07/98      Lease
Charleston              Charleston Town Center                       31,687     07/98      Lease
Huntington              Huntington Mall                              75,640     07/98      Lease
Kanawha City            Kanawha Mall                                 41,270     07/98      Lease
Morgantown              Morgantown Mall                              70,790     09/90      Lease
Morgantown              Mountaineer Mall                             70,470     07/98      Lease
Vienna                  Grand Central Mall                          106,000     07/98      Lease
Wheeling                Wheeling                                    183,000     07/98        Own
Winfield                Liberty Square Center                        40,824     07/98      Lease
INDIANA
Anderson                Mounds Mall                                  66,703     07/81      Lease
Columbus                Columbus Mall                                73,446     02/90      Lease
Elkhart                 Concord Mall                                104,000     11/85      Lease
Evansville              Washington Square Mall                      134,536     10/93      Lease
Kokomo                  Kokomo Mall                                  75,704     10/87      Lease
Marion                  North Park Mall                              55,526     11/78      Lease
Muncie                  Muncie Mall                                  80,000     10/97      Lease
Muncie                  Home Store                                   22,912     10/89      Lease
Richmond                Downtown                                    100,000     08/74      Lease
Terre Haute             Honey Creek Mall                             70,380     08/73      Lease
MICHIGAN
Adrian                  Adrian Mall                                  54,197     08/87      Lease
Benton Harbor           The Orchards Mall                            70,428     10/92      Lease
Jackson                 Westwood Mall                                70,425     09/93      Lease
Midland                 Midland Mall                                 64,141     10/91      Lease
Monroe                  Frenchtown Square                            99,219     04/88      Lease
Muskegon                Lakeshore Marketplace                        87,185     10/95      Lease
ILLINOIS
Danville                Village Mall                                 77,300     07/86      Lease
Mattoon                 Cross Country Mall                           54,375     03/78      Lease
WISCONSIN
Beloit                  Beloit Mall                                  62,732     10/93      Lease
Green Bay               Bay Park Square Mall                         75,000     09/95      Lease
KENTUCKY
Ashland                 Cedar Knolls Galleria                        70,000     07/98      Lease
Paducah                 Kentucky Oaks Mall                           60,092     08/82      Lease
PENNSYLVANIA
Erie                    Millcreek Mall                              119,800      9/98      Lease

                             THE BEE-GEE SHOE CORP.

                            STORE SUMMARY BY REGION

                                                                     TOTAL       DATE
     STATE/CITY                        LOCATION                   SQUARE FEET   OPENED   OWN/LEASE
---------------------   ---------------------------------------   -----------   ------   ---------
OHIO
Athens                  University Mall                              3,600      11/88      Lease
Centerville             Centerville                                  6,938      11/94      Lease
Chillicothe             Chillicothe Mall                             3,600      10/85      Lease
Cincinnati              Western Hills Shopping Center                7,800      08/91      Lease
Cincinnati              Colerain Hills                               4,500      08/72      Lease
Dayton                  Sugar Creek Plaza                            3,200      03/90      Lease
Dayton                  Southtowne Shopping Center                  10,000      08/74        Own
Dayton                  Northwest Plaza                              4,400      03/76      Lease
Defiance                Northtowne Mall                              6,650      03/91      Lease
East Liverpool          Summit Square Shopping Center                3,600      08/91      Lease
Englewood               Northmont Plaza                              4,200      12/72      Lease
Fairfield               Forest Fair Mall                             5,172      02/89      Lease
Findlay                 Flag City Station                            5,900      08/91      Lease
Greenville              Buckeye Square                               3,000      11/83      Lease
Heath                   Indian Mound Mall                            3,319      09/91      Lease
Huber Heights           North Park Center                            6,700      11/94      Lease
Lancaster               River Valley Mall                            3,106      08/91      Lease
Lima                    Clocktower Shopping Center                   3,200      04/92      Lease
Marion                  Southland Mall                               4,392      11/97      Lease
Middletown              Eastgate Shopping Center                     3,500      10/85      Lease
New Philadelphia        New Towne Mall                               3,621      08/91      Lease
Piqua                   Miami Valley Mall                            3,075      09/88      Lease
Sandusky                Park Place                                   3,705      05/91      Lease
Springfield             Springfield Mall                             3,000      04/93      Lease
St. Mary's              St. Mary's Shopping Center                   3,200      08/94      Lease
Streetsboro             Streetsboro Market Shopping Center           6,890      09/95      Lease
Tiffin                  Tiffin Mall                                  6,576      07/84      Lease
Toledo                  Spring Meadows Shopping Center               6,000      05/87      Lease
Troy                    Troy Town Center                             3,892      08/90      Lease
Westerville             Westerville Shopping Center                  3,750      11/71      Lease
Wooster                 Wayne Towne Plaza                            3,150      07/92      Lease
Xenia                   Xenia Towne Square                           3,500      08/85      Lease
Zanesville              Colony Square                                5,571      11/85      Lease
INDIANA
Clarksville             River Falls Mall                             6,000      09/98      Lease
Columbus                Fair Oaks Mall                               3,730      08/90      Lease
Elkhart                 Concord Mall                                 6,340      09/90      Lease
Kokomo                  Markland Mall                                5,000      05/88      Lease
Logansport              Logansport Mall                              3,600      04/90      Lease
Plymouth                Pilgrim Place                                3,367      05/90      Lease
Richmond                Richmond Square Mall                         5,450      10/97      Lease
South Bend              Scottsdale Mall                              4,770      05/83      Lease
Warsaw                  Marketplace                                  3,000      11/86      Lease

                             THE BEE-GEE SHOE CORP.

                                                                     TOTAL       DATE
     STATE/CITY                        LOCATION                   SQUARE FEET   OPENED   OWN/LEASE
---------------------   ---------------------------------------   -----------   ------   ---------
ILLINOIS
Huntley                 Huntley Outlet Center                        5,000      11/95      Lease
Mattoon                 Cross County Mall                            4,175      08/92      Lease
Peru                    Peru Mall                                    3,129      11/92      Lease
Springfield             Capital City Shopping Center                 4,050      05/88      Lease
PENNSYLVANIA
Grove City              Grove City Outlet                            4,520      11/94      Lease
Pittsburgh              Robinson Towne Center                        3,500      08/89      Lease
MICHIGAN
Battle Creek            Lakeview Square Mall                         5,452      08/98      Lease
Bay City                Bay City Mall                                4,422      04/98      Lease
Kalamazoo               Maple Hill Mall                              2,850      03/87      Lease
Lansing                 Lansing Mall                                 5,295      08/98      Lease
Mt. Pleasant            Indian Hills Plaza                           3,200      08/90      Lease
Midland                 Midland Mall                                 5,419      10/98      Lease
WEST VIRGINIA
Vienna                  Vienna                                       3,750      04/76      Lease
VIRGINIA
Harrisonburg            Valley Mall                                  3,078      09/84      Lease

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Frederick J. Mershad has served as Chairman of the Board of Elder-Beerman since December 1997, as Chief Executive Officer of Elder-Beerman since January 1997 and as President of Elder-Beerman from January 1997 to December 1997. Prior to this time, Mr. Mershad served as President and Chief Executive Officer of the Proffitt's division of Saks, Inc. ("Proffitt's") from February 1995 to December 1996; Executive Vice President, Merchandising Stores for Proffitt's from May 1994 to January 1995; Senior Vice President, General Merchandise Manager, Home Store for the Rich's Department Stores division of Federated Department Stores, Inc. ("Federated") from August 1993 to May 1994; and Executive Vice President, Merchandising and Marketing of the McRae's Department Stores division of Proffitt's from June 1990 to August 1993. Mr. Mershad is 56 years old.

     John A. Muskovich has served as President, Chief Operating Officer and a Director of Elder-Beerman since December 1997 and served as Executive Vice President of Administration of Elder-Beerman from February 1996 to December 1997. In addition, Mr. Muskovich served as Chief Financial Officer from

December 1997 through March 1999. Prior to this time, Mr. Muskovich served as Director of Business Process for Kmart Corp. from September 1995 to February 1996; President of the Federated Claims Services Group with Federated from February 1992 to August 1995; Vice President of Benefits of Federated from 1994 to 1995; and Vice President, Corporate Controller of Federated from 1988 to 1992. Mr. Muskovich is 52 years old.

     James M. Zamberlan has served as Executive Vice President, Stores of Elder-Beerman since July 1997. Prior to this time, Mr. Zamberlan served as Executive Vice President of Stores for Bradlee's, Inc. from September 1995 to January 1997 and also served as Senior Vice President of Stores for the Lazarus Division of Federated from November 1989 to August 1995. Mr. Zamberlan is 52 years old.

     Scott J. Davido was appointed to the position of Executive Vice President, Chief Financial Officer and Treasurer in March 1999 and served as Senior Vice President, General Counsel and Secretary of Elder-Beerman from January 1998 through March 1999. Prior to this time, Mr. Davido was a partner with Jones, Day, Reavis & Pogue, a law firm, since December 1996, and was employed as an associate with the firm since September 1987. Mr. Davido is 37 years old.

     Steven D. Lipton has served as Senior Vice President, Controller of Elder-Beerman since March 1996. Prior to this time, Mr. Lipton served as Operating Vice President of Payroll for Federated Financial & Credit Services from September 1994 to January 1996 and served as Vice President and Controller of the Lazarus Division of Federated from February 1990 to August 1994. Mr. Lipton is 47 years old.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, without par value, (the "Common Stock") is listed on the Nasdaq Stock Market ("NASDAQ") and is designated a NASDAQ/National Market System Security trading under the symbol EBSC.

     The number of shareholders of record as of April 13, 1999 was 2,046.

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

     The Company issued Common Stock and a Series A Warrant and a Series B Warrant, each convertible into Common Stock, pursuant to the Plan in satisfaction of certain allowed claims against, or interests in, the Company in the Reorganization Cases. Based upon the exemptions provided by section 1145 of the Bankruptcy Code, the Company believes that none of these securities are required to be registered under the Securities Act of 1933 (the "Securities Act") in connection with their issuance and distribution pursuant to the Plan. The Company has no recent sales of unregistered securities other than such issuances pursuant to the Plan.

     The Company's high and low stock prices by quarter for Fiscal 1998 are set forth below:

                                                    HIGH        LOW
                                                   -------    -------
First Quarter
2/17/98 -- 5/2/98..............................    $27.375    $14.000
Second Quarter
5/3/98 -- 8/1/98...............................    $29.375    $21.750
Third Quarter
8/2/98 -- 10/3/98..............................    $23.813    $ 8.250
Fourth Quarter
11/1/98 -- 1/30/99.............................    $15.375    $ 8.250

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

     The following table sets forth various selected financial information for the Company as of and for the fiscal years ended January 30, 1999, January 31, 1998, February 1, 1997, February 3, 1996 and January 28, 1995. Such selected consolidated financial information should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, set forth in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Form 10-K.

                                                                  FISCAL YEAR ENDED
                                      --------------------------------------------------------------------------
                                      JAN 30, 1999   JAN 31, 1998   FEB 1, 1997   FEB 3, 1996 (A)   JAN 28, 1995
                                      ------------   ------------   -----------   ---------------   ------------
                                                     DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues......................    $657,993       $607,946      $597,008        $608,931         $647,326
Income/(Loss) Before Reorganization
  Items and Income Tax Expense
  (Benefit).........................      20,787         11,931        11,579         (33,631)          (4,590)
Reorganization Items................      (1,318)        27,542        23,648          19,711
Income/(Loss) Before Extraordinary
  Items and Discontinued
  Operations (b) (c)................      25,461         (8,199)      (12,429)        (51,010)          (2,064)
Net Income / (Loss).................    $ 25,461       $(28,952)     $(12,429)       $(63,286)        $(13,355)
Diluted Earnings/(Loss) Per
  Common Share:
  Continuing Operations.............    $   1.76       $  (6.58)     $(100.20)       $(411.25)        $ (16.64)
  Preferred Stock Dividend..........                                                                     (7.43)
  Discontinued Operations...........                       5.92                        (98.97)          (91.03)
  Extraordinary Items...............                     (22.58)
                                        --------       --------      --------        --------         --------
     Net Earnings/(Loss)............    $   1.76       $ (23.24)     $(100.20)       $(510.22)        $(115.10)
                                        ========       ========      ========        ========         ========
Cash Dividends Paid:
  Common............................    $              $             $               $                $  11.55
  Preferred.........................    $              $             $               $                $   1.39
BALANCE SHEET DATA
Total Assets........................    $453,959       $371,365      $368,609        $367,069         $267,822
Short-Term Debt.....................         951          1,105        57,931          50,100            6,221
Liabilities Subject to Compromise...                                  231,675         229,409
Long-Term Obligations...............     121,507        142,024         5,669           3,100          109,487
OTHER DATA
Sales Increase/(Decrease) From
  Prior Period......................        8.8%           2.1%         (3.5%)          (6.5%)
Dept. Store Comp. Sales Inc./(Dec.)
  From Prior Period (d).............        4.1%           3.7%         (1.2%)          (8.4%)

---------------

Notes to Selected Historical Financial Data:

(a) Fiscal Year ended February 3, 1996 included 53 weeks as compared to 52 weeks for each of the other fiscal years shown.

(b) The financial information for Margo's is included in discontinued operations for all periods.

(c) The financial information for Bee-Gee is included as part of continuing operations for all periods except for the initial reserve for discontinued operations that was recorded in Fiscal 1994 and the subsequent reversal recorded in Fiscal 1995.

(d) Comparable store sales include only those department stores that operated during the applicable full fiscal year, and has been adjusted for elimination of complete product lines.

SELECTED QUARTERLY FINANCIAL DATA

                                                                   FISCAL 1998
                                        ------------------------------------------------------------------
                                        FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                        -------------    --------------    -------------    --------------
                                                   DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues......................      $133,222          $131,641         $163,015          $230,115
Income/(Loss) Before Reorganization
  Items and Income Tax Expense
  (Benefit).........................          (710)              392            2,944            18,161
Reorganization Items................                                                             (1,318)
Income/(Loss) Before Extraordinary
  Items and Discontinued
  Operations........................          (436)              239            1,825            23,833
Net Income/(Loss)...................      $   (436)         $    239         $  1,825          $ 23,833
Diluted Earnings/(Loss) Per Common
  Share:............................      $   (.03)         $    .02         $    .11          $   1.51

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for Fiscal 1998, Fiscal 1997 and Fiscal 1996. The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 8.

RESULTS OF OPERATIONS

     FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales for Fiscal 1998 increased by 8.8% to $632.4 million from $581.4 million for Fiscal 1997. The increase is due to a 4.1% comparative sales increase for the department store division, and a 0.1% comparative sales decrease for the Bee-Gee Shoe division. The department store comparable sales results include the relocated Dayton Mall flagship store. In addition, the department stores acquired from Stone & Thomas generated $44.7 million in sales during the second half of 1998. Women's and men's better sportswear, furniture, intimate apparel, cosmetics and shoes led the sales increase for the department stores.

     Financing revenue from the Company's private label credit card for Fiscal 1998 decreased by 3.8% to $25.6 million from $26.6 million for Fiscal 1997. The decline in finance charges is due to a reduction in outstanding customer accounts receivable, not including the Stone & Thomas customer accounts receivable portfolio purchased November 23, 1998, and has been partially offset by an increase in late fees charged.

     Cost of goods sold, occupancy, and buying expenses decreased to 71.2% of net sales for Fiscal 1998 from 72.9% of net sales for Fiscal 1997. This decrease is primarily due to a charge last year of $5.6 million to record excess markdowns related to two department store closings versus $1.2 million this year related to moving two department stores and closing 11 shoe stores. In Fiscal 1998, the LIFO inventory valuation adjustment reduced cost of goods sold by $5.8 million compared to a decrease of $1.4 million in Fiscal 1997. In addition, there was improved gross margin performance, which was partially offset by an increase in the buying staff as a result of being more fully staffed, and an increase in depreciation due to capital expenditures in 1998.

     Selling, general, and administrative (including key employee performance bonus plan expense) and hiring and recruiting expenses for new executives decreased to 26.7% of net sales for Fiscal 1998 from 27.1% for Fiscal 1997. This was due to a reduction in the Company's store selling and customer services expenditures and modification to the Company's fringe benefit plans.

     Provision for doubtful accounts decreased to 0.8% of net sales for Fiscal 1998 from 1.5% for Fiscal 1997. This improvement is due to fewer write-offs of delinquent customer accounts and fewer personal bankruptcies affecting the Company.

     Interest expense increased to $11.8 million for Fiscal 1998 from $7.1 million for Fiscal 1997. The increase is due to the additional financing required to support the payment of bankruptcy obligations in connection with the consummation of the Company's chapter 11 plan of reorganization and the acquisition of Stone & Thomas, offset by a reduction resulting from the Company's issuance of 3,220,000 shares of additional Common Stock. See
" Liquidity and Capital Resources."

     Other income increased to $3.3 million for Fiscal 1998 compared to other income of $0.7 million for Fiscal 1997. The income in 1998 was gains realized from the sale of the Company's 20% limited partnership interest in a partnership that owned the Company's 300,000 square foot distribution center, and the sale of the Southtown department store building. The income in Fiscal 1997 was realized from interest income recorded due to a federal income tax refund, partially offset by a mark-to-market adjustment on the unhedged portion of swap agreements in place at that time.

     On July 27, 1998 the Company purchased Stone & Thomas, a department store retailer based in Wheeling, West Virginia. The acquisition and integration expenses of $4.2 million incurred during Fiscal 1998 are nonrecurring and relate to interim financing for the purchase transaction as well as other integration expenses.

     Reorganization income for Fiscal 1998 was $1.3 million versus an expense of $27.5 million for Fiscal 1997. The Company emerged from bankruptcy protection in December 1997; however, a favorable settlement of bankruptcy related claims accrued at the end of Fiscal 1997 occurred in the fourth quarter of 1998.

     In Fiscal 1998, federal, state, and city income tax expense was based on the Company's taxable income reduced by the applicable net operating loss carryforward generated in previous years. The Company also reviewed the status of its deferred tax asset valuation allowance at the end of the fiscal year and determined that the valuation allowance should be reduced to reflect the likely utilization of net operating loss carryforwards to offset taxable income generated in future years. This resulted in a net income tax benefit being recorded in Fiscal 1998. In Fiscal 1997, the Company recorded an income tax benefit based on a taxable loss and an adjustment to the deferred tax asset valuation allowance. See the Company's Consolidated Financial Statements and the accompanying notes set forth in Item 8.

     FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales for Fiscal 1997 increased by 2.1% to $581.4 million from $569.6 million for Fiscal 1996. The increase is due to a 3.7% comparative store sales increase for the department store division, offset partially by a 2.5% comparative stores sales decline for the Bee-Gee Shoe outlet division. The Company closed the outlet section of the Downtown Dayton, Ohio department store, the Fairborn, Ohio furniture store, and the outlet section of the Hamilton, Ohio department store, which contributed a combined total of approximately $5.5 million in Fiscal 1996 sales that were absent in Fiscal 1997. In addition, the Company closed the Northtowne Mall department store located in Toledo, Ohio and the department store in Carbondale, Illinois in November 1997, and liquidated the unprofitable electronics product line in December 1997. The Company's business is subject to seasonal fluctuations. Approximately one-third of the Company's annual sales occur in the fourth quarter (i.e., November -- January), as well as a majority of the Company's profits.

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

     Cost of goods sold, occupancy, and buying expenses increased to 72.9% of net sales for Fiscal 1997 from 72.0% of net sales for Fiscal 1996. This increase is due to $5.6 million in excess markdowns in cost of goods due to store closings in Fiscal 1997. This increase in costs is partially offset by an increase in the initial rate of mark-up on goods sold coupled with a decrease in the markdown rate. In Fiscal 1997, the

LIFO inventory valuation adjustment reduced cost of goods sold by $1.4 million compared to a decrease in cost of goods sold of $1.9 million in Fiscal 1996.

     Selling, general, administrative (including key employee performance bonus plan expense) and hiring and recruiting expenses for new executives decreased by $5.9 million to $157.4 million for Fiscal 1997 from $163.3 million for Fiscal 1996. This improvement is primarily due to a reduction in payroll and suspension of ongoing payments on certain computer leases resulting from settlements with the lessors in which such lessors received claims in the Reorganization Cases, offset partially by an increase in sales promotion expense. The payroll expense reduction is primarily attributable to a reduction in store payroll as the Company implemented several technology driven programs to eliminate store nonselling workload, such as automating the price change, transfer and return to vendor processes as well as reengineering the store cash office and gift wrap functions. In addition, $4 million was incurred under the key employee retention bonus program for Fiscal 1997 compared to $5.0 million for Fiscal 1996. The decline is due to an increase in the profit threshold to which such bonus is tied. The expense savings above were partially offset by an increase of $0.7 million in hiring and recruiting expenses for new executives.

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

     Other income fell from $1.1 million in Fiscal 1996 to $0.7 million in Fiscal 1997. The Company had certain interest rate swap agreements (old swaps) and was required to make adjustments to market value. For Fiscal 1997, the swap adjustment to market resulted in an expense of $0.6 million compared to income of $1.1 million in Fiscal 1996. Fiscal 1997's swap expense was offset by $1.3 million in interest income generated by a federal income tax refund received in 1997. With the emergence from bankruptcy protection, the old swaps were bought out and are no longer in force. Also, on December 30, 1997 the Company entered into a new swap agreement with a notional amount of $115 million (expiring September 28, 2001). This agreement has been matched to the Company's securitization facility to reduce the impact of interest rate fluctuations. See
Item 7a.

     Reorganization expense increased by $3.9 million to $27.5 million for Fiscal 1997 from $23.6 million for Fiscal 1996. The Company expensed $6.9 million more in professional fees in Fiscal 1997 compared to Fiscal 1996. Also, in Fiscal 1997 there was a $2.6 million expense recorded for an adjustment to estimated allowed claims, and a $2.1 million expense recorded for reorganization bonus that did not occur in Fiscal 1996. In Fiscal 1996 there was an expense recorded of $7.4 million for equipment lease settlements that did not occur in Fiscal 1997. There was also a reduction in financing cost expense of $2.4 million.

     In Fiscal 1997 a state income tax expense provision was made for approximately $0.5 million. Fiscal 1997 operating loss resulted in additional federal net operating loss carryforwards. The Company reviewed the status of its deferred tax valuation allowance and determined that a deferred tax asset of $7.9 million should be recognized. This results in a net income tax benefit being recorded in Fiscal 1997. See the Company's Consolidated Financial Statements and the accompanying notes set forth in Item 8.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital. The Company has increased the maximum borrowings amount to $150 million under the Revolving Credit Facility, and to $175 million under the Receivable Securitization Facility. The Company increased its Credit Facilities in part to provide additional borrowing capacity for funding new customer accounts receivable resulting from the Stone & Thomas acquisition and to accommodate future growth.

     Net cash provided by operating activities was $16.1 million for Fiscal 1998, compared to $53.4 million used in Fiscal 1997. During Fiscal 1998 approximately $15.0 million in payments were made for professional fees, other administrative expense payments, lease cure payments, and other items that were related to the Company's chapter 11 case. Trade payables decreased $2.7 million during Fiscal 1998, compared to an increase of $16.4 million for Fiscal 1997. The increase in trade payables for Fiscal 1998 reflects increases in inventory levels for the Elder-Beerman core (i.e., non-Stone & Thomas) department stores and increases in inventory due to the addition of the Stone & Thomas stores. The increase in trade payables for Fiscal 1997 reflects trade accounts payable returning to a normalized level following the commencement of the Company's chapter 11 case. This was partially offset by a $25.5 million net income for Fiscal 1998 compared to a $29.0 million net loss for Fiscal 1997.

     Net cash used in investing activities was $40.4 million for Fiscal 1998, compared to $21.0 million for Fiscal 1997. The Stone & Thomas acquisition on July 27, 1998 required an investment of $19.4 million, net of cash acquired as part of the Stone & Thomas business. On November 23, 1998 the Company acquired the Stone & Thomas customer accounts receivable portfolio from Alliance Data Systems for $13.0 million. During Fiscal 1998 the Company sold seven of the stores acquired from Stone & Thomas for $5.8 million. The Company also purchased for $2.8 million the department store building that housed the Southtown shopping center store. This department store was relocated to the Dayton Mall, and the Southtown location was sold for $6.0 million. Capital expenditures for store maintenance, remodeling, and data processing totaled $17.0 million for Fiscal 1998 compared to $21.0 million for Fiscal 1997.

     For Fiscal 1998, net cash provided by financing activities was $26.0 million compared to $73.8 for Fiscal 1997. In August 1998 the Company issued 3,220,000 shares of additional Common Stock. A net amount of $65.4 million was raised from the offering. The funds provided by the offering were used to pay down debt for the purchase of Stone & Thomas.

     The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the Credit Facilities, to meet anticipated working capital and capital expenditure requirements, as well as debt service requirements under the Credit Facilities.

     The Company may from time to time consider acquisitions of department store assets and companies. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand from operations, the Credit Facilities and the possible issuance from time to time of long-term debt or other securities. Depending upon the conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness on for other corporate purposes.

YEAR 2000 DISCLOSURE

     The term "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from the dates in the "1900s". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date values.

     The Company expects to be Year 2000 ready. "Year 2000 ready" means that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, and that contingency plans are in place to mitigate risks stemming from the failure of other parties to be Year 2000 ready.

     The Company began addressing the Year 2000 issue in the early 1990s by changing its computer systems development standards for new systems to utilize Year 2000 compliant date storage techniques. The Company is using a multistep approach in conducting its Year 2000 Readiness Project. These steps are inventory, assessment, remediation and verification, and contingency planning. The first step, an inventory of critical systems and devices with potential Year 2000 problems was completed in July of 1998. The next step, completed in October 1998, was an assessment to determine any necessary changes to ensure Year 2000 readiness. The assessment confirmed estimates of $300,000 to make central computer systems Year 2000 ready, and revealed other noninformation systems and equipment requiring additional remediation costs of $275,000. The Company has completed evaluation, remediation, verification, and implementation of 95% of its internally developed systems. The remaining internally developed systems were completed in the first quarter of 1999. The Company is utilizing internal and external resources in its effort to be Year 2000 ready by mid 1999. The Company has completed formal communication with third party information systems suppliers to solicit Year 2000 readiness statements. Forty-seven third party information systems suppliers were contacted with the following response: 93% indicate that they are compliant now, 7% indicate that compliant versions of their products are available. The Company will implement all but two of these updated versions in the first quarter of 1999, the remaining noncompliant suppliers products will be implemented during the second quarter of 1999. Noninformation systems areas will be completed in the second quarter of 1999. The Company has issued formal communication to critical noninformation systems service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can not predict the outcome of other companies' remediation efforts, however it has no knowledge that any of these companies' will not be Year 2000 ready. The Company began systems testing in February 1999. The Company will continue general systems testing to verify that its systems are Year 2000 ready.

     Testing will be completed in the second quarter of 1999. The Company will promptly respond to issues discovered by general systems testing. Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation efforts of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the Company's supply chain and in maintaining the confidence of its customers. The Company believes that its most reasonably likely worst case scenario is that key suppliers or service providers fail to meet their commitments to the Company due to failure on their part or on the part of other underlying business entities to be Year 2000 ready. The Company has assessed the risks associated with such failures and believes that its contingency plans would mitigate the long-term effect of such a scenario. If a temporary disruption does occur, the Company does not expect that it would have a material adverse affect on its financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its variable rate borrowing. The Company has entered into a variable to fixed rate interest-rate swap agreement to effectively reduce its exposure to interest rate fluctuations. A hypothetical 100 basis point change in interest rates would not materially affect the Company's financial position, liquidity or results of operations.

     The Company does not maintain a trading account for any class of financial instrument and is not directly subject to any foreign currency exchange or commodity price risk. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations. Certain other information required under this Item 7a is included in the Company's 1998 Annual Report to Shareholders contained in Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT TABLE OF CONTENTS

Independent Auditors' Report................................     19
Consolidated Financial Statements as of January 30, 1999 and
January 31, 1998 and for each of the three fiscal years in
the period ended January 30, 1999:
  Statements of Operations..................................     20
  Balance Sheets............................................     21
  Statements of Shareholders' Equity........................     22
  Statements of Cash Flows..................................     23
  Notes to Consolidated Financial Statements................  24-37

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Elder-Beerman Stores Corp.:

     We have audited the accompanying consolidated balance sheets of The Elder-Beerman Stores Corp. and subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

April 9, 1999
Dayton, Ohio

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           YEAR ENDED
                                                            -----------------------------------------
                                                            JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                              DATA)
Revenues:
  Net sales.............................................     $632,420       $581,372       $569,557
  Financing.............................................       25,573         26,574         27,451
                                                             --------       --------       --------
     Total revenues.....................................      657,993        607,946        597,008
                                                             --------       --------       --------
Costs and expenses:
  Cost of merchandise sold, occupancy and buying
     expenses...........................................      450,460        423,542        410,067
  Selling, general and administrative expenses..........      168,995        157,414        163,321
  Acquisition and integration expense...................        4,154
  Provision for doubtful accounts.......................        5,046          8,636          6,680
  Interest expense......................................       11,844          7,084          6,467
  Other income..........................................       (3,293)          (661)        (1,106)
                                                             --------       --------       --------
     Total costs and expenses...........................      637,206        596,015        585,429
                                                             --------       --------       --------
Earnings before reorganization items and income tax
  expense (benefit).....................................       20,787         11,931         11,579
Reorganization items....................................        1,318        (27,542)       (23,648)
                                                             --------       --------       --------
Earnings (loss) before income tax expense (benefit),
  discontinued operations and extraordinary item........       22,105        (15,611)       (12,069)
Income tax expense (benefit)............................       (3,356)        (7,412)           360
                                                             --------       --------       --------
Earnings (loss) from continuing operations..............       25,461         (8,199)       (12,429)
Discontinued operations.................................                       7,378
                                                             --------       --------       --------
Earnings (loss) before extraordinary item...............       25,461           (821)       (12,429)
                                                             --------       --------       --------
Extraordinary item......................................                     (28,131)
                                                             --------       --------       --------
Net earnings (loss).....................................     $ 25,461       $(28,952)      $(12,429)
                                                             ========       ========       ========
Earnings (loss) per common shares -- basic:
  Continued operations..................................     $   1.81       $  (6.58)      $(100.20)
  Discontinuing operations..............................                        5.92
  Extraordinary item....................................                      (22.58)
                                                             --------       --------       --------
Net earnings (loss).....................................     $   1.81       $ (23.24)      $(100.20)
                                                             ========       ========       ========
Earnings (loss) per common share -- diluted:
  Continuing operations.................................     $   1.76       $  (6.58)      $(100.20)
  Discontinued operations...............................                        5.92
  Extraordinary item....................................                      (22.58)
                                                             --------       --------       --------
Net earnings (loss).....................................     $   1.76       $ (23.24)      $(100.20)
                                                             ========       ========       ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                JANUARY 30,    JANUARY 31,
                                                                   1999           1998
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  Current assets:
  Cash and equivalents......................................     $  8,146       $  6,497
  Customer accounts receivable (less allowance for doubtful
     accounts: Fiscal 1998 -- $4,377, Fiscal 1997 --
     $4,177)................................................      141,205        136,705
  Merchandise inventories...................................      171,764        137,507
  Deferred tax asset........................................        5,151          2,595
  Other current assets......................................       12,143         10,051
                                                                 --------       --------
                                                                  338,409        293,355
                                                                 --------       --------
Property:
  Land and improvements.....................................        1,300          1,030
  Buildings and leasehold improvements......................       60,636         62,074
  Furniture, fixtures, and equipment........................      100,950         85,991
  Construction in progress..................................        1,554          1,141
                                                                 --------       --------
  Total cost................................................      164,440        150,236
  Less accumulated depreciation and amortization............      (90,530)       (86,980)
                                                                 --------       --------
     Property, net..........................................       73,910         63,256
                                                                 --------       --------
Other assets:
  Goodwill, net of accumulated amortization of $283.........       15,040
  Other.....................................................       26,600         14,754
                                                                 --------       --------
                                                                   41,640         14,754
                                                                 --------       --------
                                                                 $453,959       $371,365
                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.........................     $    951       $  1,105
  Accounts payable..........................................       53,959         49,005
  Accrued liabilities:
     Compensation and related items.........................        4,415          8,562
     Income and other taxes.................................        9,365          6,581
     Rent...................................................        2,902          2,079
     Other..................................................       15,340         11,964
                                                                 --------       --------
       Total current liabilities............................       86,932         79,296
                                                                 --------       --------
Long-term obligations -- less current portion...............      121,507        142,024
Deferred items..............................................        8,019          4,534
Commitments and contingencies (Note O)
Shareholders' equity:
Common stock, no par, 15,898,864 and 12,583,789 shares
  issued and outstanding at January 30, 1999 and January 31,
  1998, respectively........................................      266,683        199,351
Unearned compensation -- restricted stock, net..............       (2,028)        (1,225)
Deficit.....................................................      (27,154)       (52,615)
                                                                 --------       --------
Total shareholders' equity..................................      237,501        145,511
                                                                 --------       --------
                                                                 $453,959       $371,365
                                                                 ========       ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DOLLARS IN THOUSANDS)

                                                                        UNEARNED
                                  PREFERRED              ADDITIONAL   COMPENSATION-                   TOTAL
                                    STOCK      COMMON     PAID-IN      RESTRICTED                 SHAREHOLDERS'
                                  SERIES B     STOCK      CAPITAL      STOCK, NET     (DEFICIT)      EQUITY
                                  ---------   --------   ----------   -------------   ---------   -------------
Shareholders' equity at February
  3, 1996 (124,036 common shares
  outstanding)..................     $7       $  6,511    $23,283                     $(11,234)     $ 18,567
Net loss........................                                                       (12,429)      (12,429)
                                     --       --------    -------        -------      --------      --------
Shareholders' equity at February
  1, 1997 (124,036 common shares
  outstanding)..................      7          6,511     23,283                      (23,663)        6,138
Net loss........................                                                       (28,952)      (28,952)
Common stock issuance at
  bankruptcy emergence
  (12,372,960 shares)...........     (7)       191,580    (23,283)                                   168,290
Restricted shares issued (86,793
  common shares)................                 1,260                   $(1,225)                         35
                                     --       --------    -------        -------      --------      --------
Shareholders' equity at January
  31, 1998 (12,583,789 common
  shares outstanding)...........               199,351                    (1,225)      (52,615)      145,511
Net earnings....................                                                        25,461        25,461
Common stock issued (3,228,943
  shares).......................                65,563                                                65,563
Restricted shares issued, net of
  forfeitures and amortization
  (86,132 common shares)........                 1,769                      (803)                        966
                                     --       --------    -------        -------      --------      --------
Shareholders' equity at January
  30, 1999 (15,898,864 common
  shares outstanding)...........              $266,683                   $(2,028)     $(27,154)     $237,501
                                     ==       ========    =======        =======      ========      ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED
                                                              ---------------------------------------
                                                              JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................    $25,461      $(28,952)     $(12,429)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Provision for doubtful accounts...........................      5,046         8,636         6,680
  Deferred income taxes.....................................     (4,672)       (7,877)
  Provision for depreciation and amortization...............     13,860        11,849        13,139
  Loss (gain) on disposal of assets.........................     (2,418)          665         1,737
  Loss on equipment settlements.............................                       74         7,458
  Stock-based compensation expense..........................      1,564            85
  Payment to general unsecured creditors....................                  (82,215)
  Discontinued operations...................................                   (7,378)
  Extraordinary item........................................                   28,131
  Other.....................................................                                    365
  Changes in noncash assets and liabilities, net of amounts
    acquired:
    Customer accounts receivable............................      1,742         2,473       (10,118)
    Merchandise inventories.................................    (12,384)      (10,657)       (7,545)
    Other current assets....................................       (514)       12,644        (5,331)
    Other long-term assets..................................       (690)        1,566           916
    Accounts payable........................................     (2,698)       16,423        (2,710)
    Accrued liabilities.....................................     (8,187)        1,113        (2,478)
                                                                -------      --------      --------
       Net cash provided by (used in) operating
         activities.........................................     16,110       (53,420)      (10,316)
                                                                -------      --------      --------
Cash flows from investing activities:
  Capital expenditures......................................    (16,966)      (20,994)       (4,759)
  Proceeds from sale of property............................     11,793                       1,200
  Acquisition of customer accounts receivable...............    (13,046)
  Real estate acquired......................................     (2,814)
  Payment for acquired business, net of cash acquired.......    (19,405)
  Other.....................................................                                    571
                                                                -------      --------      --------
       Net cash used in investing activities................    (40,438)      (20,994)       (2,988)
                                                                -------      --------      --------
Cash flows from financing activities:
  Net borrowings (payments) under asset securitization
    agreement...............................................     (8,605)      123,015
  Net borrowings (payments) on bankers' acceptance and
    revolving lines of credit...............................    (10,960)       10,960
  Payments on long-term obligations.........................     (1,105)         (748)         (991)
  Debt acquisition payments.................................     (1,151)       (1,634)       (1,052)
  Proceeds from common stock issuance, net of expense.......     65,381
  Payments on debt assumed at acquisition...................    (17,583)
  Net borrowings (payments) under DIP Facility..............                  (57,773)        7,773
                                                                -------      --------      --------
       Net cash provided by financing activities............     25,977        73,820         5,730
                                                                -------      --------      --------
Increase (decrease) in cash and equivalents.................      1,649          (594)       (7,574)
Cash and equivalents -- beginning of year...................      6,497         7,091        14,665
                                                                -------      --------      --------
Cash and equivalents -- end of year.........................    $ 8,146      $  6,497      $  7,091
                                                                =======      ========      ========
Supplemental cash flow information:
  Interest paid.............................................    $11,299      $  6,945      $  6,929
  Income taxes paid.........................................        569           497           335
Supplemental non-cash investing and financing activities:
  Capital leases............................................                      235
  Property acquired from lease settlements..................                                  3,142

                See notes to consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A.  SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of The Elder-Beerman Stores Corp. and subsidiaries, including The El-Bee Chargit Corp., a finance subsidiary and Bee Gee Shoe Corp. (collectively , the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year -- The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1998, 1997 and 1996 consist of 52 weeks ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

     Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Related Parties -- The Company leased real estate under operating leases from certain affiliated entities, which were owned by certain directors and officers, and made payments to these related parties totaling $3,247 and $3,742 in fiscal years 1997 and 1996, respectively. As a result of the issuance of new common shares of the Company as of the Effective Date, these entities' directors and officers are no longer related parties.

     Cash and Equivalents -- The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     Customer Accounts Receivable -- Customer accounts receivable are classified as current assets since the average collection period is generally less than one year.

     Merchandise Inventories -- Retail inventory is determined principally by the retail method applied on a last-in, first-out (LIFO) basis and is stated at the lower of cost or market. If the first-in, first-out (FIFO) basis had been used, inventories would be higher by $886 at January 30, 1999 and $6,657 at January 31, 1998. The decrease in the LIFO reserve in fiscal 1998 occurred in the fourth quarter ended January 30, 1999, as a result of increased inventory levels primarily due to the acquisition of Stone & Thomas.

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

    Buildings...................................................    25 to 50 years
    Leasehold improvements......................................    10 to 20 years
    Furniture, fixtures and equipment...........................     3 to 10 years

     Other Assets -- Included in other assets is goodwill, which is amortized using the straight-line method over an estimated useful life of 25 years. The Company periodically evaluates the carrying value of long-lived assets, including goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identified and is less than its carrying value.

     Revenues are recognized on merchandise inventory sold upon receipt by the customer. Finance revenue is generated by outstanding customer accounts receivable and recognized as interest is accrued on these outstanding balances.

     Pre-opening costs associated with opening new stores are charged to expense over the first fiscal year of store operations. In April of 1998, the American Institute of Certified Public Accountants issued

     Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires the costs of start-up costs and organization costs to be expensed as incurred. The Statement of Position is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of this standard is not expected to have a material impact on the Company's financial statements.

     Advertising Expense -- The cost of advertising is expensed as incurred.

     Stock Options -- The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25.

     Financial Instruments -- The Company utilizes interest rate swap agreements to manage its interest rate risks when receivables are sold under asset securitization programs or other borrowings. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they accrue. Gains or losses on terminated interest rate swap agreements are included in long-term liabilities or assets and amortized to interest expense over the shorter of the original term of the agreements or the life of the financial instruments to which they are matched. Gains or losses on the mark-to-market for interest rate swap agreements that do not qualify for hedge accounting are recorded as income or expense each period.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Effective for the Company in the fiscal year beginning February 1, 2000, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133. The Company is therefore unable to determine the impact, if any, that adopting this standard will have on its financial position and results of operations when such statement is adopted.

     Comprehensive Income -- Effective February 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements, if applicable. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Since the Company has no components that would be included in other comprehensive income, adoption of this standard has no impact on the Company's financial statements.

     Reclassifications -- Certain amounts in the fiscal 1997 and 1996 financial statements have been reclassed to conform with the fiscal 1998 presentation.

B.  CHAPTER 11 CASE

     On October 17, 1995 (the "Filing Date"), the Company filed petitions for relief under chapter 11 of the United States Bankruptcy Code ("Chapter 11"). From that time until December 30, 1997, the Company operated its business as a debtor in possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court").

     On December 30, 1997 (the "Effective Date"), the Company substantially consummated its Third Amended Joint Plan of Reorganization dated November 17, 1997, as amended, (the "Joint Plan"), which was confirmed by an order of the Bankruptcy Court entered on December 16, 1997.

     The consolidated financial statements of the Company during its Chapter 11 case were presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). As of the Effective Date, the reorganization value of assets of the Company exceeded total liabilities. As such, in accordance with SOP 90-7, fresh-start accounting and reporting was not adopted.

     The Joint Plan established a reorganized Company, including a new Board of Directors, new benefit and compensation programs and agreements, a reorganization bonus paid to certain executives, authorization and issuance of shares of new common and preferred stock and the issuance of warrants. In addition, the Joint Plan provided for the settlement of prepetition liabilities subject to compromise, in the Company's Chapter 11 case in exchange for cash, shares of new common stock or reinstatement as liabilities of the reorganized Company.

     The cash disbursements upon the effectiveness of the Joint Plan were as follows:

    Holders of general unsecured claims.........................    $   79,698
    Holders of unsecured claims against the Company's
      discontinued Margo's operations...........................         2,517
                                                                    ----------
    Total payments made to general unsecured creditors..........    $   82,215
                                                                    ==========

     The new common shares issued upon the effectiveness of the Joint Plan were as follows:

    Holders of general unsecured claims.........................    12,279,611
    Holders of old common stock interests.......................       124,036
    Reorganization bonus to certain executives..................        93,349
                                                                    ----------
                                                                    12,496,996
                                                                    ==========

     In addition to receiving new common shares, the holders of common stock prior to the Company's emergence from bankruptcy received 249,809 Series A Stock Warrants and 374,713 Series B Stock Warrants at the Effective Date. The holders of preferred stock prior to the Company's emergence from bankruptcy were awarded allowed claims as general unsecured claimants and, accordingly, are included in the general unsecured distributions described above.

     The value of cash and common stock required to be distributed under the Joint Plan to the Company's general unsecured creditors exceeded the value of the liabilities settled. Therefore, the Company recorded an extraordinary loss related to the discharge of these prepetition liabilities. The extraordinary loss recorded by the Company was determined as follows:

    Cash distribution to general unsecured creditors pursuant to
      the Joint Plan............................................    $   79,698
    Fair value of new common stock issued to general unsecured
      creditors.................................................       178,300
                                                                    ----------
                                                                       257,998
    Less general unsecured claims...............................      (229,867)
                                                                    ----------
    Extraordinary loss..........................................    $   28,131
                                                                    ==========

C.  ACQUISITION

     On July 27, 1998, the Company acquired Stone & Thomas for a purchase price of approximately $20,200 in cash, subject to the resolution in the first half of fiscal 1999 of certain liabilities assumed in the acquisition. Stone & Thomas operated 20 department stores located in West Virginia, Ohio, Kentucky, and Virginia. This transaction was recorded using the purchase method of accounting. The excess of acquisition costs over fair value of the net assets acquired of $15,323 was recorded as goodwill.

     As part of the Company's acquisition of Stone & Thomas, a plan to exit certain activities resulted in the sale of seven of the store locations, the closing of two. The Company recorded an accrual to exit of approximately $6,800, consisting of $3,841 for lease buyouts, $1,522 for employee severance, and $1,419 for store closings and other expenses. The Company has paid approximately $3,800 through January 30, 1999 for these costs and the total amount accrued is expected to be paid by the end of the first half of fiscal 1999. The balance of this accrual at January 30, 1999 is approximately $3,000. The Company also incurred $4,154 of acquisition and integration costs that were expensed as recorded as these related to the operations of the combined companies.

PRO FORMA SUMMARY OF OPERATIONS DATA (UNAUDITED):

     The unaudited pro forma summary of operation data for each of the 52 week periods ended January 30, 1999 and January 31, 1998 have been prepared by combining the consolidated statement of operations of The Elder-Beerman Stores Corp. with the consolidated statement of operations of Stone & Thomas for the same periods. To comply with the disclosures required by generally accepted accounting principles related to acquisitions, the following unaudited pro forma financial information is presented as though the acquisition occurred at the beginning of fiscal 1997. The expected synergy of this acquisition after integration with the existing business, including the disposition of stores, is not permitted to be reflected in the pro forma results. Therefore, the pro forma results are not indicative of results of operations in the future or in the periods presented below. Included in the pro forma results are adjustments to depreciation and amortization based on the purchase price allocation and the effect of the issuance of additional common shares. The net proceeds of the additional common shares were used, in part, to purchase Stone & Thomas. The following pro forma results reflect the operations of all 20 Stone & Thomas stores up to the date of acquisition.

                                                                            YEAR ENDED
                                                                    --------------------------
                                                                    JANUARY 30,    JANUARY 31,
                                                                       1999           1998
                                                                    -----------    -----------
                                                                           (UNAUDITED)
    PRO FORMA RESULTS OF OPERATIONS
    Net sales...................................................     $675,854       $702,836
    Earnings (loss) before extraordinary item...................       17,402        (10,224)
    Net earnings (loss).........................................       17,402        (38,355)
    Net earnings (loss) per common share -- basic...............         1.11          (8.59)
    Net earnings (loss) per common shares -- diluted............         1.08          (8.59)

     Subsequent to the acquisition, the Company closed two stores and sold seven store locations. Pro forma net sales for the Company, including only the 11 continuing Stone & Thomas stores are $665,135 and $675,249 for the years ended January 30, 1999 and January 31, 1998, respectively.

D.  CUSTOMER ACCOUNTS RECEIVABLE

     Customer accounts receivable, which represent finance subsidiary receivables, are classified as shown in the following table. Interest is charged at an annual rate of 18% to 21%, depending on state law.

                                                                    JANUARY 30,    JANUARY 31,
                                                                       1999           1998
                                                                    -----------    -----------
    TYPE OF ACCOUNT
    Optional and other..........................................     $137,592       $131,825
    Deferred payment............................................        8,463          9,736
                                                                     --------       --------
    Total.......................................................      146,055        141,561
    Less:
      Allowance for doubtful accounts...........................       (4,377)        (4,177)
      Unearned interest on deferred contracts...................         (473)          (679)
                                                                     --------       --------
    Customer accounts receivable, net...........................     $141,205       $136,705
                                                                     ========       ========

     Deferred payment accounts include the remaining unearned interest charge to be received. Unearned interest is amortized to finance income using the effective interest method.

                                                                           YEAR ENDED
                                                            -----------------------------------------
                                                            JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
    Allowance for doubtful accounts:
      Balance, beginning of year........................     $  4,177       $  3,800       $  3,200
      Provision.........................................        5,046          8,636          6,680
      Other.............................................        1,463
      Charge offs, net of recoveries....................       (6,309)        (8,259)        (6,080)
                                                             --------       --------       --------
    Balance, end of year................................     $  4,377       $  4,177       $  3,800
                                                             ========       ========       ========

     In the fourth quarter of fiscal 1998, the Company acquired Stone & Thomas' customer accounts receivable portfolio, which was previously owned and serviced by a third-party servicer. This purchase was part of the Company's initial plan of acquisition. The portfolio totaled approximately $11,300, net of an initial allowance for doubtful accounts of approximately $1,500 and expenses of approximately $300 which were included as part of the purchase price allocation.

     Customer accounts receivable result from the Company's proprietary credit card sales to customers residing principally in the midwestern states. As such, the Company believes it is not dependent on a given industry or business for its customer base and therefore has no significant concentration of credit risk.

     The El-Bee Chargit Corp. ("Chargit") purchases substantially all Elder-Beerman and subsidiaries' proprietary credit card receivables; such receivables are purchased at a 3% discount (2% discount prior to January
     1998). Customer accounts receivable held by the finance subsidiary are included above; purchase discounts are eliminated in consolidation.

E.  LONG-TERM OBLIGATIONS

     On December 30, 1997, the Company, through its financing subsidiary, entered into a three-year $125,000 Revolving Credit Facility ("Credit Facility") and a three-year variable rate securitization loan agreement ("Securitization Facility") with a commercial bank, that effectively replaced the prior DIP Facility and paid certain liabilities subject to compromise and administrative claims. During 1998, the Company increased the Credit Facility to $150,000 and the Securitization Facility to $175,000. The Company increased the credit facilities to provide additional borrowing capacity to accommodate future growth and for funding customer accounts receivable resulting from the Stone & Thomas acquisition.

     The Credit Facility provides for borrowings and letters of credit in an aggregate amount up to $150,000, subject to a borrowing base formula based primarily on merchandise inventories and certain borrowing limitations for a defined limited period of the year. There is a $40,000 sublimit for letters of credit. The Company has the option to finance borrowings at either prime plus 37.5 basis points (8.125% at January 30, 1999) or LIBOR plus a minimum of 137.5 basis points. Subsequent to January 1999, the interest rate on these borrowings can fluctuate based on certain financial ratios of the Company. In addition, the Company incurs a commitment fee on the unused line of credit. As of January 30, 1999, the Company had $12,622 in outstanding letters of credit and approximately $72,000 available for additional borrowings based primarily on inventory levels at year end.

     The Company's customer accounts receivable are pledged as collateral under the Securitization Facility. The Securitization Facility is a revolving arrangement whereby the Company can borrow up to $175,000. The borrowings under this facility are subject to a borrowing base formula based primarily on outstanding consumer accounts receivable. Borrowings bear interest at approximately 1-month LIBOR, plus 50 basis points.

     Certain financial covenants related to debt, capital expenditures, interest and fixed charge expenditures are included in the Credit and Securitization facility agreements. Additionally, there are certain other restrictive covenants including limitations on the incurrence of additional liens, indebtedness, payment of dividends, distributions or other payments on and repurchases of outstanding capital stock, investments, mergers, stock transfers and sales of assets. Certain ratios related to the performance of the accounts receivable portfolio are also included.

     Long-term obligations consist of the following:

                                                                    JANUARY 30,    JANUARY 31,
                                                                       1999           1998
                                                                    -----------    -----------
    Mortgage note payable, 9.75%................................     $  2,606       $  2,669
    Industrial development revenue bonds, variable rates based
      on published index of tax-exempt bonds (4.29%)............        3,880          4,260
    Capital lease obligations...................................        1,562          2,225
    Credit facility.............................................                      10,960
    Securitization facility (5.8%)..............................      114,410        123,015
                                                                     --------       --------
    Total.......................................................      122,458        143,129
    Less current portion of long-term obligations...............          951          1,105
                                                                     --------       --------
    Net long-term obligations...................................     $121,507       $142,024
                                                                     ========       ========

     Maturities of borrowings are $951 in 1999, $115,378 in 2000, $870 in 2001, $362 in 2002, $281 in 2003 and $4,616 thereafter.

     Collateral for the industrial development revenue bonds and the mortgage note payable is land, buildings, furniture, fixtures and equipment with a net book value of $4,327 at January 30, 1999.

     On December 30, 1997, as a requirement of the Securitization Facility, the Company entered into an interest rate swap agreement with a notional amount of $115,000, expiring September 28, 2001. This agreement has been matched to the Securitization Facility to reduce the impact of interest rate changes on cash flows.

     The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement. The differential between the fixed and variable rates to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. The Company has outstanding swap agreements with notional amounts totaling $115,000 for the fiscal years ended 1998 and 1997.

     The Company is exposed to credit related losses in the event of non-performance by the counterparties to the swap agreements. All counterparties are rated A or higher by Moody's and Standard and Poor's and the Company does not anticipate non-performance by any of its counterparties.

F.  LEASES

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

     Minimum annual rentals, for leases having initial or remaining noncancelable lease terms in excess of one year at January 30, 1999, are as follows:

                                                                    OPERATING    CAPITAL
                            FISCAL YEAR                              LEASES      LEASES
                            -----------                             ---------    -------
      1999......................................................    $ 25,100     $  584
      2000......................................................      23,037        525
      2001......................................................      21,360        347
      2002......................................................      19,285        174
      2003......................................................      18,660         81
      Thereafter................................................     166,243         40
                                                                    --------     ------
      Minimum lease payments....................................    $273,685      1,751
                                                                    ========
      Less imputed interest.....................................                    189
                                                                                 ------
    Present value of net minimum lease payments.................                 $1,562
                                                                                 ======

     RENT EXPENSE

                                                                           YEAR ENDED
                                                            -----------------------------------------
                                                            JANUARY 30,    JANUARY 31,    FEBRUARY 1
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
    Operating Leases:
      Minimum...........................................      $22,238        $17,677        $20,489
      Contingent........................................        2,533          2,108          2,136
                                                              -------        -------        -------
    Total rent expense..................................      $24,771        $19,785        $22,625
                                                              =======        =======        =======

     ASSETS HELD UNDER CAPITAL LEASES

                                                            JANUARY 30,    JANUARY 31,
                                                               1999           1998
                                                            -----------    -----------
    Buildings...........................................      $ 7,338        $11,033
    Equipment...........................................          235            235
    Less accumulated depreciation and amortization......       (6,646)        (9,997)
                                                              -------        -------
    Net.................................................      $   927        $ 1,271
                                                              =======        =======

     Assets acquired under capital leases are included in the consolidated balance sheets as property, while the related obligations are included in long-term obligations.

G.  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                                           YEAR ENDED
                                                            -----------------------------------------
                                                            JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
    Current:
      Federal...........................................     $    813       $              $
      State and local...................................          503            465            360
                                                             --------       --------       --------
                                                                1,316            465            360
                                                             --------       --------       --------
    Deferred:
      Net operating losses and tax credit carry
         forwards.......................................        8,955         (5,529)       (13,560)
      Interest..........................................                      (6,119)         6,119
      Deferred income...................................         (266)         1,804          1,513
      Discontinued operations...........................                       2,362            158
      Valuation allowance...............................      (12,337)        (3,759)         6,495
      Other.............................................       (1,024)         3,364           (725)
                                                             --------       --------       --------
                                                               (4,672)        (7,877)            --
                                                             --------       --------       --------
    Income tax expense (benefit)........................     $ (3,356)      $ (7,412)      $    360
                                                             ========       ========       ========

     The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

                                                            JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
    Federal taxes computed at the statutory rate........     $  7,605       $ (5,464)      $ (4,224)
    State and local taxes...............................          503            465            360
    Valuation allowance.................................      (12,337)        (7,579)         3,767
    Permanent items.....................................          873          5,166            457
                                                             --------       --------       --------
    Income tax benefit..................................     $ (3,356)      $ (7,412)      $    360
                                                             ========       ========       ========
    Effective tax expense (benefit) rate................           --          (47.5)%           --
                                                             ========       ========       ========

     Deferred income taxes consist of the following:

                                                            JANUARY 30,    JANUARY 31,
                                                               1999           1998
                                                            -----------    -----------
    Deferred tax assets:
      Net operating losses and tax credit carry
         forwards.......................................     $ 21,672       $ 25,576
      Deferred income...................................          868            602
      Bad debts.........................................        1,546          1,518
      Other.............................................        6,132          4,280
                                                             --------       --------
                                                               30,218         31,976
      Valuation allowance...............................      (14,464)       (23,523)
                                                             --------       --------
    Total deferred tax assets...........................       15,754          8,453
                                                             --------       --------
    Deferred tax liabilities............................        1,431            576
                                                             --------       --------
    Net deferred tax asset..............................     $ 14,323       $  7,877
                                                             ========       ========
    Included in the balance sheets:
      Current assets -- deferred tax asset..............     $  5,151       $  2,595
      Other assets......................................        9,172          5,282
                                                             --------       --------
      Net deferred tax assets...........................     $ 14,323       $  7,877
                                                             --------       --------

     Permanent items consist primarily of bankruptcy related expenses that are not deductible for tax purposes. The net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets will result in future benefits only if the Company has taxable income in future periods. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance was recorded for the tax effect of a portion of the future tax deductions and tax credit carryforwards. In the fourth quarter of Fiscal 1998 and Fiscal 1997, the Company reduced the valuation allowance to reflect the likely future utilization of its deferred tax assets.

     The federal net operating loss carryforward is approximately $54,000 and is available to reduce federal taxable income through 2012. The tax credit carryforward is approximately $2,600; of which $632 will expire in 2009 and 2010, and the balance is an indefinite carryforward.

H.  EMPLOYEE BENEFIT PLANS

     A defined-contribution employee benefit plan (the "Benefit Plan") covers substantially all employees. The Company may contribute to the Benefit Plan based on a percentage of compensation and on a percentage of earnings before income taxes. Expense of $1,316 was recorded in fiscal 1998 for the Company's matching contribution to the Benefit Plan. No contribution expense was recorded in fiscal years 1997 and 1996. Eligible employees can make contributions to the Benefit Plan through payroll withholdings of one to fifteen percent of their annual compensation. The Benefit Plan includes an employee stock ownership component. The Benefit Plan held all of the previously outstanding preferred shares of the Company. These preferred shares were included in the settlement of the general unsecured claims on December 30, 1997. The preferred shares were settled with a distribution to the Benefit Plan of $4,184 in cash and issuance of 644,680 common shares.

     The Company has a Stock Purchase Plan, which provides for its employees to purchase Elder-Beerman common stock at a 15% discount. Employees can make contributions to the Stock Purchase Plan through payroll withholdings of one percent to ten percent of their annual compensation, up to a maximum of $25 per year. A total of 625,000 shares of common stock are registered and unissued under the Stock Purchase Plan.

     With the acquisition of Stone & Thomas, the Company assumed a defined benefit pension plan, which covered all full-time employees of Stone & Thomas upon completion of one year of service and the attainment of age 21. The benefits were based upon years of service and the earnings. Accrued benefits were frozen as of September 30, 1998, as part of the Company's plan of acquisition. The Company's funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code. Effective January 30, 1999, the company adopted SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits.

     Summary information for the Company's defined benefit plan as of January 30, 1999 is as follows:

    Change in the projected benefit obligations:
      Projected benefit obligation at date of acquisition.......    $(5,772)
      Service cost..............................................        (12)
      Interest cost.............................................       (199)
      Actuarial costs...........................................       (614)
      Benefits paid.............................................        505
                                                                    -------
    Projected benefit obligation at end of year.................     (6,092)
                                                                    -------
    Change in the plan assets:
      Fair value of plan assets at date of acquisition..........      5,934
      Actuarial return on plan assets...........................        341
      Employer contributions....................................        353
      Benefits paid.............................................       (505)
                                                                    -------
      Fair value of plan assets at end of year..................      6,123
                                                                    -------
    Plan assets in excess of projected benefit obligations......         31
    Reconciliation of financial status of plan to amounts
      recorded in balance sheet -
      Unrecorded effort of net loss (gain) arising from
         differences between actuarial assumptions used to
         determine periodic pension expense and actual
         expense................................................        521
                                                                    -------
    Net pension asset included in other assets int he Company's
      balance sheet.............................................    $   552
                                                                    =======
    Benefit obligation discount rate............................        6.5%
                                                                    =======

     The components of net pension (income) for the period July 27, 1998 (date of acquisition) to January 30, 1999 are as follows:


    Service cost, benefits earned from date of acquisition......    $(12)
    Interest cost on projected benefit obligation...............    (199)
    Expected return on plan assets..............................     249
                                                                    ----
    Net pension income..........................................    $ 38
                                                                    ====

     Plan assets are held in a trust and are invested primarily in equities and fixed income obligations. The expected long-term rate of return on plan assets used in determining net pension income was 8.5%.

I.   EARNINGS (LOSS) PER COMMON SHARE

     Net earnings (loss) per common share is computed by dividing net earnings
     (loss) by the weighted-average number of common shares outstanding during the year. Stock options, restricted shares, deferred shares and warrants outstanding represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. There was no dilutive effect of potential common shares in fiscal 1997 and 1996. A reconciliation of the weighted average shares used in the basic and diluted earnings per share calculation is as follows:

                                                               1998         1997        1996
                                                            ----------    ---------    -------
    Weighted average common shares outstanding --
      basic.............................................    14,078,441    1,245,760    124,036
    Dilutive potential common shares:
      Warrants..........................................       150,049
      Stock options.....................................       185,161
      Restricted shares.................................        33,917
      Deferred shares...................................        25,388
                                                            ----------    ---------    -------
    Adjusted weighted average shares -- diluted.........    14,472,956    1,245,760    124,036
                                                            ==========    =========    =======

J.   SHAREHOLDERS' EQUITY

     In August 1998, the Company issued 3,220,000 shares of common stock in a secondary offering at a price of $22 per share. The net proceeds of approximately $65,400 provided by the offering were used primarily to reduce debt levels associated with the Company's expansion and acquisition strategies. In addition, the Company issued 8,943 shares of common stock under its stock based compensation plans.

     At December 30, 1997, the Company issued shares of common stock to its general unsecured claimants, which included 644,680 shares of common stock issued in satisfaction of the claims of the old Series B Preferred Shareholders. The Board of Directors has the authority to issue five million shares of new preferred stock. At January 30, 1999, these shares are unissued.

     The Company has 25 million no par new common shares authorized. Under a Rights Agreement, each outstanding common share presently has one right attached that trades with the common share. Generally, the rights become exercisable and trade separately after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the Company at an exercise price of 50% of the then-current common share market value. The rights expire on December 30, 2007, unless the Board of Directors takes action prior to that date to extend the rights, and are presently redeemable at $.01 per right.

K.  STOCK-BASED COMPENSATION

     The Equity and Performance Incentive Plan (the "Incentive Plan") authorizes the Company's Board of Directors to grant restricted shares, stock options, appreciation rights, deferred shares, performance shares and performance units. Awards relating to 2,250,000 shares are authorized for issuance under this plan and awards related to 1,136,509 shares have been issued as of January 30, 1999.

     Officers and key employees have been granted stock options under the Incentive Plan. The options granted have a maximum term of ten years and vest over a period ranging from three to five years. In fiscal 1998 and 1997, the Company has granted certain discounted stock options with an exercise price less than the market price of the stock on the grant date.

     The following table summarizes the Company's stock option activity:

                                                               WEIGHTED-               WEIGHTED-
                                                                AVERAGE                 AVERAGE
                                                               EXERCISE                EXERCISE
                                                    SHARES       PRICE      SHARES       PRICE
                                                    -------    ---------    -------    ---------
    Outstanding at beginning of year..............  773,000     $10.89      773,000     $10.89
    Granted:
      Discounted..................................   29,096      12.07
      Undiscounted................................  165,000      20.51
    Cancelled.....................................  (29,000)     13.86
                                                    -------                 -------
    Outstanding at end of year....................  938,096     $12.53      773,000     $10.89
                                                    =======                 =======
    Exercisable at year end.......................  161,133     $10.89
                                                    =======                 =======
    Weighted-average fair value of stock options
      granted during the year using the
      Black-Scholes options--pricing model
      Discounted..................................              $10.47                  $ 8.63
      Undiscounted................................               11.96
    Weighted-average assumptions used for grants:
      Expected dividend yield.....................                  0%                      0%
      Expected volatility.........................                 50%                     35%
      Risk-free interest rate.....................                5.3%                    6.5%
      Expected life...............................             7 years                 7 years

     The following table shows various information about stock options outstanding at January 30, 1999:

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                ----------------------   --------------------------
                                 WEIGHTED-
                                  AVERAGE
                                 REMAINING    WEIGHTED       NUMBER       WEIGHTED-
                                CONTRACTUAL   AVERAGE    EXERCISABLE AT    AVERAGE
       RANGE OF                    LIFE       EXERCISE    JANUARY 30,     EXERCISE
    EXERCISE PRICES   SHARES    (IN YEARS)     PRICE          1999          PRICE
    ---------------   -------   -----------   --------   --------------   ---------
           9.094 --
             12.375
    ...............   778,465       8.9        $10.89       161,133        $10.89
          14.125 --
             18.000
    ...............    20,076       9.7         15.91
          21.000 --
             24.375
    ...............   139,555       9.1         21.18
                      -------                               -------
                      938,096       9.0        $12,53       161,133        $10.89
                      =======                               =======

     The Incentive Plan provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. As of January 30, 1999, 172,925 restricted common shares are issued and outstanding under the plan. The fair value of the restricted shares awarded was $1,769 and $1,260 in fiscal 1998 and 1997, respectively, which is recorded as compensation expense over the three-year vesting period.

     The Incentive Plan also provides for certain employees to elect to defer a portion of their compensation through the purchase of deferred shares. Each deferred share represents an employee's right to a share of the Company's common stock. At January 30, 1999, 24,533 deferred shares are outstanding.

     Total compensation costs charged to loss from continuing operations before income taxes for all stock-based compensation awards was approximately $1,564 and $85 in fiscal 1998 and 1997, respectively. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the Company's net loss and loss per common share would have been reduced to the following pro forma amounts:

                                                                     1998        1997
                                                                    -------    --------
    Net earnings (loss):
      As reported...............................................    $25,461    $(28,952)
      Pro forma.................................................     24,211     (29,018)
    Net earnings (loss) per common share -- diluted:
      As reported...............................................       1.76      (23.24)
      Pro forma.................................................       1.67      (23.29)

L.  DISCONTINUED OPERATIONS

     In fiscal 1994, the Company adopted a formal plan to dispose of a subsidiary, Margo's La Mode, Inc. ("Margo's") and recorded reserves for loss on disposal. During fiscal 1995, the Company was unsuccessful in its attempt to sell Margo's and decided to liquidate the subsidiary. Margo's did not have any sales subsequent to fiscal 1995.

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

M. REORGANIZATION ITEMS

     During the fourth quarter ended January 30, 1999, the Company recognized approximately $1,300 in reorganization income related to the favorable settlement of bankruptcy related items. Amounts recorded as reorganization costs for fiscal 1997 and 1996 are as follows:

                                                                            YEAR ENDED
                                                                    --------------------------
                                                                    JANUARY 31,    FEBRUARY 1,
                                                                       1998           1997
                                                                    -----------    -----------
    Professional fees...........................................      $15,505        $ 8,612
    Equipment lease settlements.................................           74          7,458
    Restructuring...............................................        6,852          4,497
    Adjustment to liabilities subject to compromise.............        2,326
    Reorganization bonus........................................        2,100
    Financing costs.............................................          685          3,081
                                                                      -------        -------
    Total.......................................................      $27,542        $23,648
                                                                      =======        =======

     In fiscal 1997 the Company closed two department stores and discontinued certain merchandise departments. Property impairment, severance and certain store closing costs are included in restructuring costs. The Company negotiated various equipment lease settlements primarily during fiscal 1996. Equipment lease settlement costs primarily resulted from renegotiated leases where cash payments and unsecured claims satisfied under the Joint Plan were granted in exchange for ownership of the equipment and relief from other claims previously filed in connection with the underlying leases.

N.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     CASH AND EQUIVALENTS -- The carrying amount approximates fair value because of the short maturity of those instruments.

     ACCOUNTS RECEIVABLE -- The net carrying amount approximates fair value because of the relatively short average maturity of the instruments.

     LONG-TERM DEBT -- The carrying amount approximates fair value as a result of the variable-rate-based borrowings.

     INTEREST RATE SWAP AGREEMENTS -- The fair value of interest rate swaps is based on the quoted market prices that the Company would pay to terminate the swap agreements at the reporting date. The estimated fair value of the $115,000 notional amount interest rate swap agreement is $2,625 and $1,548 loss at January 30, 1999 and January 31, 1998, respectively. There is no carrying amount in the consolidated balance sheets.

O.  COMMITMENTS AND CONTINGENCIES

     LITIGATION -- The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. In addition, as a result of the bankruptcy case, the Company remains subject to the jurisdiction of the Bankruptcy Court for matters relating to the consummation of the Joint Plan. Management believes the outcome of any of the litigation matters that will have a material effect on the Company's results of operations, cash flows or financial position have been appropriately accrued.

     INSURANCE -- The Company is self-insured for employee medical and workers' compensation subject to limitations for which insurance has been purchased. Management believes that those claims reported and not paid and claims incurred, but not yet reported, are appropriately accrued.

P.  SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company has adopted in the current year. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

     Management assesses performance and makes operating decisions based on three reportable segments, Department Store, Shoe Store and Finance Operations, which have been identified based on differences in products and services offered and regulatory conditions.

     The two retail segments, Department Store and Shoe Store are identified by the merchandise sold and customer base served. The Department Store segment sells a wide range of moderate to better branded merchandise, including women's, men's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods. The Shoe Store segment offers budget to moderate assortments of family footwear. The Company's retail stores are principally engaged in smaller Midwestern markets in Ohio, Indiana, Illinois, Michigan, Pennsylvania, Wisconsin, Kentucky, Virginia and West Virginia. Net sales by major merchandising category in the Department Store segment are as follows:

                                                               1998        1997        1996
                                                             --------    --------    --------
    MERCHANDISE CATEGORY
    Women's Ready to Wear................................    $191,953    $179,990    $170,783
    Accessories, Cosmetics...............................     152,650     135,638     132,430
    Mens, Childrens......................................     138,478     128,712     128,933
    Home Stores..........................................     118,109     105,590     103,435
                                                             --------    --------    --------
    Total Department Store...............................    $601,190    $549,930    $535,581
                                                             ========    ========    ========

     The Finance Operations segment is a private label credit card program operated by the Company through its wholly owned subsidiary, Chargit. Finance Operations segment revenues consist primarily of finance charges earned through issuance of the Company's proprietary credit cards. All phases of the credit card operation are handled by Chargit, except the processing of customer mail payments.

     The following table sets forth information for each of the Company's segments(1):

                                                                       FISCAL YEAR
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
    DEPARTMENT STORE
    Revenues.............................................    $601,190    $549,930    $535,581
    Depreciation and amortization........................      13,045      11,127      12,416
    Operating profit (Loss)(1)...........................      15,826      12,883      (2,113)
    Capital expenditures.................................      15,933      20,343       4,648
    Total assets.........................................     321,385     229,797     320,173

                                                                       FISCAL YEAR
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
    SHOE STORE
    Revenues.............................................    $ 31,230    $ 31,442    $ 33,976
    Depreciation and amortization........................         442         406         445
    Operating profit(1)..................................         330         569       1,141
    Capital expenditures.................................         751         347         111
    Total assets.........................................       7,466       8,435       8,250

                                                                       FISCAL YEAR
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
    FINANCE OPERATIONS
    Revenues(2)..........................................    $ 32,783    $ 32,081    $ 32,728
    Depreciation and amortization........................         373         316         278
    Operating profit(2)..................................      21,461      16,292      19,599
    Capital expenditures.................................         282         304
    Total assets.........................................     125,108     133,133      40,186

---------------
     (1) Total segment operating profit is reconciled to income before income tax expense (benefit), discontinued operations and extraordinary item as follows:

                                                               1998        1997        1996
                                                             --------    --------    --------
    Segment operating profit.............................    $ 37,617    $ 29,744    $ 18,627
    Reorganization items.................................       1,318     (27,542)    (23,648)
    Store closing costs..................................      (1,772)     (8,569)
    Acquisition and integration..........................      (4,154)
    Interest expense.....................................     (11,844)     (7,084)     (6,467)
    Other................................................         940      (2,160)       (581)
                                                             --------    --------    --------
                                                             $ 22,105    $(15,611)   $(12,069)
                                                             ========    ========    ========

---------------
     (2) Finance Operations segment revenues is reconciled to reported financing revenues as follows:

                                                               1998        1997        1996
                                                             --------    --------    --------
    Segment revenues.....................................    $ 32,783    $ 32,081    $ 32,728
    Intersegment operating charge eliminated.............      (7,210)     (5,507)     (5,277)
                                                             --------    --------    --------
                                                             $ 25,573    $ 26,574    $ 27,451
                                                             ========    ========    ========

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors

         The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 28, 1999 is hereby incorporated by reference.

     (b) Executive Officers

         See Part I.

     (c) Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 28, 1999 is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 28, 1999 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 28, 1999 is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

           - Consolidated Balance Sheets -- As of January 30, 1999 and January 31, 1998

           - Consolidated Statements of Operations -- For the Years Ended January 30, 1999, January 31, 1998, and February 1, 1997

           - Consolidated Statements of Changes in Shareholders' Equity -- For the Years Ended January 30, 1999, January 31, 1998, and February 1, 1997

           - Consolidated Statements of Cash Flows -- For the Years Ended January 30, 1999, January 31, 1998, and February 1, 1997

           -   Notes to Consolidated Financial Statements

           -   Report of Independent Auditors

     (a)(2) The following consolidated financial statement schedule of the Company and its subsidiaries is submitted herewith:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the consolidated financial statements, are not required under the related instructions, or are inapplicable, and therefore have been omitted.

     (a)(3)  Exhibits

           The following Exhibits are included in this Annual Report on Form
10-K:

           2(a)       Third Amended Joint Plan of Reorganization of The
                     Elder-Beerman Stores Corp. and its Subsidiaries dated November 17, 1997 (previously filed as Exhibit 2 to the Company's Form 10 filed on November 26, 1997 (the "Form 10"), and incorporated herein by reference)

           2(b)       Agreement and Plan of Merger by and Among The
                     Elder-Beerman Stores Corp., The Elder-Beerman Acquisition Corp. and Stone & Thomas dated June 18, 1998 (previously filed as Exhibit 2(b) to the Company's Registration Statement on Form S-1 (File No. 333-57447) (the "Form S-1") and incorporated herein by reference)

           2(c)       First Amendment to Agreement and Plan of Merger By and
                     Among The Elder-Beerman Stores Corp., The Elder-Beerman Acquisition Corp. and Stone & Thomas dated July 27, 1998 (previously filed as Exhibit 2(c) to the Company's Form S-1 and incorporated herein by reference)

           3(a)       Amended Articles of Incorporation (previously filed as
                     Exhibit 3(a) to the form 10-K filed on April 30, 1998 (the "1997 Form 10-K"), and incorporated herein by reference)

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

           4(b)       Form of Registration Rights Agreement (previously filed as
                     Exhibit 4(b) to the Form 10 and incorporated herein by reference)

           4(c)       Rights Agreement By and Between The Elder-Beerman Stores
                     Corp. and Norwest Bank Minnesota, N.A., dated as of December 30, 1997 (the "Rights Agreement") (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on November 17, 1998 (the "Form 8-A") and incorporated herein by reference)

           4(d)       Warrant Agreement by and Between Beerman-Peal Holdings,
                     Inc. and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997 (previously filed as Exhibit 4(d) to the 1997 Form 10-K and incorporated herein by reference)

           4(e)       Warrant Agreement by and Between Beerman-Peal Holdings,
                     Inc. and the Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the 1997 Form 10-K and incorporated herein by reference)

           4(f)       Amendment No. 1 to the Rights Agreement, dated as of
                     November 11, 1998 (previously filed as Exhibit 4.2 to the Form 8-A and incorporated herein by reference)

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

           10(f)      Form of Director Indemnification Agreement (previously
                     filed as Exhibit 10(f) to the Form 10 and incorporated herein by reference)*

           10(g)      Form of Officer Indemnification Agreement (previously
                     filed as Exhibit 10(g) to the Form 10 and incorporated herein by reference)*

           10(h)      Form of Director and Officer Indemnification Agreement
                     (previously filed as Exhibit 10(h) to the Form 10 and incorporated herein by reference)*

           10(i)      The Elder-Beerman Stores Corp. Equity and Performance
                     Incentive Plan, Effective December 30, 1997 (previously filed as Exhibit 10(i) to the 1997 Form 10-K and incorporated herein by reference)*

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

           10(o)      Employee Stock Purchase Plan (previously filed as Exhibit
                     10(o) to the Form 10 and incorporated herein by reference)*

           10(p)      Comprehensive Settlement Agreement By and Among The
                     Debtors, The ESOP and the ESOP Committee and the Shareholders of The Elder-Beerman Stores Corp., dated as of December 30, 1997 (previously filed as Exhibit 10(p) to the 1997 Form 10-K and incorporated herein by reference)

           10(q)      Tax Indemnification Agreement By and Among The
                     Elder-Beerman Stores Corp., the Direct and Indirect Subsidiaries of Elder-Beerman, Beerman-Peal Holdings, Inc., The Beerman-Peal Corporation, Beerman Investments, Inc., The Beerman Corporation and The Individuals, Partnerships and Trusts named Herein dated as of December 15, 1997 (previously filed as Exhibit 10(q) to the Form 10 and incorporated herein by reference)

           10(r)      Tax Sharing Agreement By and Among The Elder-Beerman
                     Stores Corp., The Bee-Gee Shoe Corp. and The El-Bee Chargit Corp., dated as of December 30, 1997 (previously filed as Exhibit 10(r) to the Form 10 and incorporated herein by reference)

           10(s)      Employment Agreement Between The Elder-Beerman Stores
                     Corp. and John A. Muskovich, dated December 30, 1997 (previously filed as Exhibit 10(s) to the 1997 Form 10-K and incorporated herein by reference)*

           10(t)      Amended and Restated Employment Agreement Between The
                     Elder-Beerman Stores Corp. and Frederick J. Mershad, dated December 30, 1997 (previously filed as Exhibit 10(t) to the 1997 Form 10-K and incorporated herein by reference)*

           10(u)      Employment Agreement Between The Elder-Beerman Stores
                     Corp. and James M. Zamberlan, dated December 30, 1997*

           10(v)      Employment Agreement Between The Elder-Beerman Stores
                     Corp. and Scott J. Davido, dated December 30, 1997*

           10(w) Amended and Restated Employment Agreement Between The Elder-Beerman Stores Corp. and Scott J. Davido, dated March 15, 1999*

           10(x)      Employment Agreement Between The Elder-Beerman Stores
                     Corp. and Steven D. Lipton, dated December 30, 1997*

           10(y)      Amended and Restated Credit Agreement Among The
                     Elder-Beerman Stores Corp., The Lenders Party Thereto, Citibank, N.A. and CitiCorp USA, Inc., dated as of July 27, 1998 (previously filed as Exhibit 10(b)(i) to the Company's Form S-1 and incorporated herein by reference)

           10(z)      Amended and Restated Security Agreement Made By The
                     Elder-Beerman Stores Corp., The El-Bee Chargit Corp., The Bee-Gee Shoe Corp. in Favor of CitiCorp USA, Inc., dated July 27, 1998 (previously filed as Exhibit 10(b)(iv) to the Company's Form S-1 and incorporated herein by reference)

           10(aa)     Subsidiary Guaranty Made by Elder-Beerman West Virginia,
                     Inc., dated July 27, 1998 (previously filed as Exhibit 10(b)(vii) to the Company's Form S-1 and incorporated herein by reference)

           21          Subsidiaries of the Company

           23          Consent of Independent Auditors

           24          Powers of Attorney

           27          Financial Data Schedule

     (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on November 17, 1998, disclosing that, on November 11, 1998, the Company amended its Rights Agreement.

     (c) The response to this portion of Item 14 is included as Exhibits to this report.

        * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

     (d) Financial Statement Schedules

        All financial statement schedules are included in the consolidated financial statements herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1999.

                                          THE ELDER-BEERMAN STORES CORP.

                                                  /s/ SCOTT J. DAVIDO
                                          By:
                                          --------------------------------------

                                                      Scott J. Davido
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                          Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on April 15, 1999.

                  SIGNATURE                                      TITLE
                  ---------                                      -----
                      *                        Chairman of the Board of Directors and
---------------------------------------------  Chief Executive Officer
            Frederick J. Mershad               (Principal Executive Officer)

                      *                        President, Chief Operating Officer,
---------------------------------------------  Director
              John A. Muskovich

                      *                        Executive Vice President, Chief Financial
---------------------------------------------  Officer and Treasurer (Principal
               Scott J. Davido                 Financial Officer)

                      *                        Senior Vice President, Controller
---------------------------------------------  (Principal Accounting Officer)
              Steven D. Lipton

                      *                        Director
---------------------------------------------
              Stewart M. Kasen

                      *                        Director
---------------------------------------------
               Steven C. Mason

                      *                        Director
---------------------------------------------
            Thomas J. Noonan, Jr.

                      *                        Director
---------------------------------------------
               Bernard Olsoff

                      *                        Director
---------------------------------------------
             Laura H. Pomerantz

                      *                        Director
---------------------------------------------
                Jack A. Staph

                      *                        Director
---------------------------------------------
               John J. Wiesner

* The undersigned, pursuant to certain Powers of Attorney executed by each of the directors and officers noted above and previously filed or filed herewith contemporaneously with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

Dated: April 15, 1999                             /s/ SCOTT J. DAVIDO
                                          By:
                                          --------------------------------------

                                                      Scott J. Davido
                                                      Attorney-in-Fact

                                 EXHIBIT INDEX

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

3(a) Amended Articles of Incorporation (previously filed as Exhibit 3(a) to the form 10-K filed on April 30, 1998 (the "1997 Form 10-K"), and incorporated herein by reference)

3(b) Amended Code of Regulations (previously filed as Exhibit 3(b) to the Form 10 and incorporated herein by reference)

4(a) Stock Certificate for Common Stock (previously filed as Exhibit 4(a) to the Company's Form 10/A-1 filed on January 23, 1998 (the "Form 10/A-1") and incorporated herein by reference)

4(b)           Form of Registration Rights Agreement (previously filed as
               Exhibit 4(b) to the Form 10 and incorporated herein by reference)

4(c)           Rights Agreement By and Between The Elder-Beerman Stores Corp.
               and Norwest Bank Minnesota, N.A., dated as of December 30, 1997 (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on November 17, 1998 (the "Rights Agreement") and incorporated herein by reference)

4(d) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997 (previously filed as Exhibit 4(d) to the 1997 Form 10-K and incorporated herein by reference)

4(e) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the 1997 Form 10-K and incorporated herein by reference)

4(f) Amendment No. 1 to the Rights Agreement, dated as of November 11, 1998 (previously filed as Exhibit 4.2 to the Form 8-A and incorporated herein by reference)

10(a)(i) Pooling and Servicing Agreement Among The El-Bee Receivables Corporation, The El-Bee Chargit Corp. and Bankers Trust Company, dated December 30, 1997 (previously filed as Exhibit 10(a)(i) to the Form 10/A-1 and incorporated herein by reference)

10(a)(ii)      Series 1997-1 Supplement Among The El-Bee Receivables
               Corporation, The El-Bee Chargit Corp. and Bankers Trust Company, dated December 30, 1997 (previously filed as Exhibit 10(a)(ii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(iii)     Certificate Purchase Agreement Among The El-Bee Receivables
               Corporation, Corporate Receivables Corporation, The Liquidity
               Providers Named Herein, CitiCorp North American, Inc. and Bankers
               Trust Company, dated December 30, 1997 (previously filed as
               Exhibit 10(a)(iii) to the Form 10/A-1 and incorporated herein by reference)

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

10(g)          Form of Officer Indemnification Agreement (previously filed as
               Exhibit 10(g) to the Form 10 and incorporated herein by reference)*

10(h) Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10(h) to the Form 10 and incorporated herein by reference)*

10(i) The Elder-Beerman Stores Corp. Equity and Performance Incentive Plan, Effective December 30, 1997 (previously filed as Exhibit 10(i) to the 1997 Form 10-K and incorporated herein by reference)*

10(j) Form of Restricted Stock Agreement for Non-Employee Director (previously filed as Exhibit 10(j) to the Form 10 and incorporated herein by reference)*

10(k) Form of Restricted Stock Agreement (previously filed as Exhibit 10(k) to the Form 10 and incorporated herein by reference)*

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

10(o) Employee Stock Purchase Plan (previously filed as Exhibit 10(o) to the Form 10 and incorporated herein by reference)*

10(p) Comprehensive Settlement Agreement By and Among The Debtors, The ESOP and the ESOP Committee and the Shareholders of The Elder-Beerman Stores Corp., dated as of December 30, 1997 (previously filed as Exhibit 10(p) to the 1997 Form 10-K and incorporated herein by reference)

10(q) Tax Indemnification Agreement By and Among The Elder-Beerman Stores Corp., the Direct and Indirect Subsidiaries of Elder-Beerman, Beerman-Peal Holdings, Inc., The Beerman-Peal Corporation, Beerman Investments, Inc., The Beerman Corporation and The Individuals, Partnerships and Trusts named Herein dated as of December 15, 1997 (previously filed as Exhibit 10(q) to the Form 10 and incorporated herein by reference)

10(r) Tax Sharing Agreement By and Among The Elder-Beerman Stores Corp., The Bee-Gee Shoe Corp. and The El-Bee Chargit Corp., dated as of December 30, 1997 (previously filed as Exhibit 10(r) to the Form 10 and incorporated herein by reference)

10(s) Employment Agreement Between The Elder-Beerman Stores Corp. and John A. Muskovich, dated December 30, 1997 (previously filed as
               Exhibit 10(s) to the 1997 Form 10-K and incorporated herein by reference)*

10(t) Amended and Restated Employment Agreement Between The Elder-Beerman Stores Corp. and Frederick J. Mershad, dated December 30, 1997 (previously filed as Exhibit 10(t) to the 1997 Form 10-K and incorporated herein by reference)*

10(u) Employment Agreement Between The Elder-Beerman Stores Corp. and James M. Zamberlan, dated December 30, 1997*

10(v) Employment Agreement Between The Elder-Beerman Stores Corp. and Scott J. Davido, dated December 30, 1997*

10(w) Amended and Restated Employment Agreement Between The Elder-Beerman Stores Corp. and Scott J. Davido, dated March 15, 1999*

10(x) Employment Agreement Between The Elder-Beerman Stores Corp. and Steven D. Lipton, dated December 30, 1997*

10(y) Amended and Restated Credit Agreement Among The Elder-Beerman Stores Corp., The Lenders Party Thereto, Citibank, N.A. and CitiCorp USA, Inc., dated as of July 27, 1998 (previously filed as Exhibit 10(b)(i) to the Company's Form S-1 and incorporated herein by reference)

10(z) Amended and Restated Security Agreement Made By The Elder-Beerman Stores Corp., The El-Bee Chargit Corp., The Bee-Gee Shoe Corp. in Favor of CitiCorp USA, Inc., dated July 27, 1998 (previously filed as Exhibit 10(b)(iv) to the Company's Form S-1 and incorporated herein by reference)

10(aa) Subsidiary Guaranty Made by Elder-Beerman West Virginia, Inc., dated July 27, 1998 (previously filed as Exhibit 10(b)(vii) to the Company's Form S-1 and incorporated herein by reference)

21             Subsidiaries of the Company

23             Consent of Independent Auditors

24             Powers of Attorney

27             Financial Data Schedule