Form 10-Q
period 1999-05-01
ELDER BEERMAN STORES CORP
filed 1999-06-15
CIK 32020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934

For quarterly period ended May 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from                to

                        Commission File Number: 0-02788

                         THE ELDER-BEERMAN STORES CORP.
             (Exact name of registrant as specified in its charter)

             OHIO                                     31-0271980
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                      identification no.)


3155 EL-BEE ROAD, DAYTON, OHIO                             45439
    (Address of principal                               (Zip Code)
      executive offices)

                                 (937) 296-2700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

     As of June 10, 1999, 16,040,412 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of May 1, 1999 and
          as of January 30, 1999 (Unaudited)..........................     1
          Condensed Consolidated Statements of Operations for the 13
          weeks ended May 1, 1999 and May 2, 1998 (Unaudited).........     2
          Condensed Consolidated Statements of Cash Flows for the 13
          weeks ended May 1, 1999 and May 2, 1998 (Unaudited).........     3
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................     4
ITEM 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............     7
ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     9

PART II.  OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................    10
ITEM 2.   Changes in Securities and Use of Proceeds...................    10
ITEM 3.   Defaults Upon Senior Securities.............................    10
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    10
ITEM 5.   Other Information...........................................    10
ITEM 6.   Exhibits and Reports on Form 8-K............................    10

SIGNATURES............................................................    12

EXHIBIT INDEX.........................................................    13

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              MAY 1, 1999    JANUARY 30, 1999
                                                              -----------    ----------------
ASSETS
Current assets:
  Cash and equivalents......................................   $  9,556          $  8,146
  Customer accounts receivable (less allowance for doubtful
     accounts: May 1, 1999 -- $4,030; January 31,
     1999 -- $4,377)........................................    132,779           141,205
  Merchandise inventories...................................    196,506           171,764
  Other current assets......................................     18,995            17,294
                                                               --------          --------
          Total current assets..............................    357,836           338,409
Property, fixtures and equipment, less accumulated
  depreciation and amortization.............................     72,322            73,910
Other assets:
  Goodwill, net of accumulated amortization (May 1, 1999 -
     $405; January 30, 1999 -- $283)........................     14,918            15,040
  Other.....................................................     29,088            26,600
                                                               --------          --------
          Total assets......................................   $474,164          $453,959
                                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................   $    951          $    951
  Accounts payable..........................................     48,113            53,959
  Other accrued liabilities.................................     29,523            32,022
                                                               --------          --------
          Total current liabilities.........................     78,587            86,932
Long-term obligations, less current portion.................    149,672           121,507
Deferred items..............................................      8,278             8,019
                                                               --------          --------
          Total liabilities.................................    236,537           216,458
Shareholders' equity:
  Common stock, no par, 16,040,372 shares on May 1, 1999 and
     15,898,864 on January 30, 1999 issued and
     outstanding............................................    266,943           266,683
  Unearned compensation -- restricted stock, net............     (1,974)           (2,028)
  Deficit...................................................    (27,342)          (27,154)
                                                               --------          --------
          Total shareholders' equity........................    237,627           237,501
                                                               --------          --------
          Total liabilities and shareholders' equity........   $474,164          $453,959
                                                               ========          ========

 See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED    13-WEEKS ENDED
                                                               MAY 1, 1999       MAY 2, 1998
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   150,528       $   126,724
  Financing.................................................         6,700             6,498
                                                               -----------       -----------
          Total revenues....................................       157,228           133,222
Costs & expenses:
  Cost of goods sold, occupancy, and buying expenses........       110,694            91,827
  Selling, general, administrative, and other expenses......        43,346            37,724
  Provision for doubtful accounts...........................           932             1,577
  Interest expense..........................................         2,559             2,804
                                                               -----------       -----------
          Total costs & expenses............................       157,531           133,932
Loss before income tax benefit..............................          (303)             (710)
Income tax benefit..........................................          (115)             (274)
                                                               -----------       -----------
Net loss....................................................   $      (188)      $      (436)
                                                               ===========       ===========
Basic and diluted net loss per common share.................   $     (0.01)      $     (0.03)
Weighted average number of shares outstanding...............    15,752,831        12,496,996

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED    13-WEEKS ENDED
                                                               MAY 1, 1999       MAY 2, 1998
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................     $   (188)         $   (436)
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................        3,725             3,227
     Changes in operating assets and liabilities, net.......      (28,393)          (11,383)
                                                                 --------          --------
     Net cash used in operating activities..................      (24,856)           (8,592)
Cash flows from investing activities:
  Capital expenditures, net.................................       (1,912)           (2,492)
                                                                 --------          --------
     Net cash used in investing activities..................       (1,912)           (2,492)
Cash flows from financing activities:
  Net borrowings (payments) under asset securitization
     agreement..............................................        1,621           (10,937)
  Net borrowings (payments) under revolving lines of
     credit.................................................       26,781            22,253
  Payments on long-term obligations.........................         (237)             (281)
  Other.....................................................           13               (35)
                                                                 --------          --------
     Net cash provided by financing activities..............       28,178            11,000
                                                                 --------          --------
Increase (decrease) in cash and equivalents.................        1,410               (84)
Cash and equivalents - beginning of period..................        8,146             6,497
                                                                 --------          --------
Cash and equivalents - end of period........................     $  9,556          $  6,413
                                                                 ========          ========
Supplemental cash flow information:
  Interest paid.............................................        2,286             2,568

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements include accounts of The Elder-Beerman Stores Corp. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the Company has made all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for all periods presented.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

2. PER SHARE AMOUNTS

   Basic income (loss) per common share is computed by dividing net income
   (loss) by the weighted-average number of common shares outstanding. Stock options, restricted shares, deferred shares, and warrants outstanding represent potential common shares and are included in computing diluted income per share when the effect would be dilutive.

3. STOCK-BASED COMPENSATION

   During the first quarter of 1999, a total of 669,000 stock options were granted at or above fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over periods of three to five years.

   The Plan provides for the issuance of deferred shares to bonus eligible employees who elect to receive deferred shares in lieu of a portion of their cash bonus. During the first quarter of 1999, the Company awarded 43,728 deferred shares in lieu of cash bonuses. These shares have a deferral period ending date of January 30, 2002. The Plan also provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. There were 23,660 shares with a fair market value of $203,000 awarded under the Plan during the first quarter of 1999. The fair market value of the restricted shares is being amortized over the three-year vesting period.

   The Company also awarded 115,000 restricted shares with a vesting period of three years. These shares will vest if the Company's cumulative basic earnings per share for the three-year period ending in fiscal year 2001 exceeds a defined threshold. No compensation expense has been recorded during the first quarter of 1999 because the vesting of these shares is dependent on future events that are not currently determinable. If the threshold is met, total compensation expense will equal the fair market value of the Company's stock at the time of vesting.

   Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the first quarter of 1999 a total of 5,701 stock options, with an exercise price of $6.797, were granted under this plan. These options vest on February 1, 2000.

4. ACQUISITION

   On July 27, 1998, the Company acquired Stone & Thomas for a purchase price of approximately $20.2 million in cash, subject to postclosing adjustments. Stone & Thomas operated 20 department stores

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   located in West Virginia, Ohio, Kentucky, and Virginia under the name Stone & Thomas. This transaction was accounted for as a purchase.

   As part of the Company's acquisition of Stone & Thomas, a plan to exit certain activities resulted in the recording of liabilities for store closings, employee severance, lease buyouts, and other expenses. The Company recorded an accrual of $6.8 million at the date of acquisition. The Company has paid $3.9 million subsequent to the date of acquisition for these costs and the total amount accrued is expected to be paid by the end of the first half of 1999.

PRO FORMA SUMMARY OF OPERATIONS DATA, $(000'S)

   The unaudited pro forma summary of operations data for the thirteen week period ending May 2, 1998, has been prepared by combining the condensed consolidated statement of operations of The Elder-Beerman Stores Corp. with the consolidated statement of operations of Stone & Thomas for the same period. To comply with disclosures required by generally accepted accounting principles related to acquisitions, the following unaudited pro forma financial information is presented as though the acquisition occurred at the beginning of 1998. The expected synergy of this acquisition after integration with existing businesses, including the disposition of stores, is not permitted to be reflected in the pro forma results. Therefore, pro forma results are not indicative of results of operations in the future or in the period presented below.

                                                             THIRTEEN WEEKS ENDED
                                                                 MAY 2, 1998
                                                             --------------------
Net sales................................................          $148,147
Net loss.................................................          $ (3,658)
Basic and diluted net loss per common share..............          $  (0.23)

5. SEGMENT REPORTING

     The following tables sets forth financial information by segment, $(000's):

                                                         THIRTEEN WEEKS ENDED
                                                      --------------------------
                                                      MAY 1, 1999    MAY 2, 1998
                                                      -----------    -----------
Department Store
  Revenues..........................................   $143,819       $119,543
  Operating loss....................................     (3,573)        (2,707)
Shoe Store
  Revenues..........................................   $  6,709       $  7,181
  Operating loss....................................       (258)            (9)
Finance Operations
  Revenues..........................................   $  8,678       $  8,216
  Operating profit..................................      6,023          4,886
Segment Subtotal
  Revenues(1).......................................   $159,206       $134,940
  Operating profit(2)...............................      2,192          2,170

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

     (1) Segment revenues is reconciled to reported total revenues as follows:

                                                         THIRTEEN WEEKS ENDED
                                                      --------------------------
                                                      MAY 1, 1999    MAY 2, 1998
                                                      -----------    -----------
Segment revenues....................................   $159,206       $134,940
  Intersegment operating charge eliminated..........     (1,978)        (1,718)
                                                       --------       --------
                                                       $157,228       $133,222
                                                       ========       ========

     (2) Total segment operating profit is reconciled to loss before income tax benefit as follows:

                                                         THIRTEEN WEEKS ENDED
                                                      --------------------------
                                                      MAY 1, 1999    MAY 2, 1998
                                                      -----------    -----------
Segment operating profit............................    $2,192         $2,170
  Interest expense..................................    (2,559)        (2,804)
  Other.............................................        64            (76)
                                                        ------         ------
                                                        $ (303)        $ (710)
                                                        ======         ======

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended May 1, 1999 ("First Quarter 1999") and May 2, 1998 ("First Quarter 1998"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follows are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

  First Quarter 1999 Compared To First Quarter 1998

     Net sales for the First Quarter 1999 increased by 18.8% to $150.5 million from $126.7 million for the First Quarter 1998. The increase includes a 4.3% comparative sales increase for the department store division, and a 7.0% comparative sales decrease for the Bee-Gee Shoe division. The department store comparable sales results include the Dayton Mall flagship store relocated from the Southtown shopping center to the adjacent Dayton Mall in July 1998. Women's better sportswear, cosmetics, decorative home, domestic, intimate apparel, dresses, and juniors led the sales increase for the department stores. The department stores acquired from Stone & Thomas in July 1998 generated $16.7 million in sales during the First Quarter 1999.

     Financing revenue from the Company's private label credit card for the First Quarter 1999 increased by 3.1% to $6.7 million from $6.5 million for the First Quarter 1998. The increase in finance charges is due to an increase in outstanding customer accounts receivable as compared to First Quarter 1998, primarily due to the acquisition of the Stone & Thomas accounts receivable portfolio in November 1998.

     Cost of goods sold, occupancy, and buying expenses increased to 73.5% of net sales for the First Quarter 1999 from 72.5% of net sales for the First Quarter 1998. This increase is primarily due to real estate expenses related to the new Dayton Mall, Erie and West Virginia stores (former Stone & Thomas stores), for which sales have not yet matured to Company average productivity levels.

     Selling, general, and administrative expenses decreased to 28.8% of net sales for the First Quarter 1999 from 29.8% for the First Quarter 1998. This was due to improved leveraging of corporate operating expenses with the increased sales volume, including payroll and fringe benefits.

     Provision for doubtful accounts was 0.6% of net sales for the First Quarter 1999 compared to 1.2% of net sales for the First Quarter 1998. This improvement is due to fewer delinquent customer accounts and a reduction in personal bankruptcies affecting the Company.

     Interest expense decreased to $2.6 million for the First Quarter 1999 from $2.8 million for the First Quarter 1998. The decrease is due to lower average borrowing for the First Quarter 1999 compared to the First Quarter 1998. The additional average financing required in the First Quarter 1998 was to support the payment of bankruptcy obligations in connection with the consummation of the Company's chapter 11 plan of reorganization pursuant to the Third Amended Joint Plan of Reorganization, dated November 17, 1997, as amended (the "Plan"), which was confirmed by an order of the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court") entered on December 16, 1997.

     An income tax benefit was recorded in the First Quarter 1999 at the rate of 38.0% compared to a benefit recorded in the First Quarter 1998 at the rate of 38.6%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash used in operating activities was $24.9 million for the First Quarter 1999, compared to $8.6 million used in the First Quarter 1998. During the First Quarter 1999 the seasonal increase in inventory levels was $7.4 million greater than in the First Quarter 1998.

     Net cash used in investing activities was $1.9 million for the First Quarter 1999, compared to $2.5 million for the First Quarter 1998. The Company has spent $0.6 million less than last year in capital expenditures for store maintenance, remodeling, and data processing.

     For the First Quarter 1999, net cash provided by financing activities was $28.2 million compared to $11.0 for the First Quarter 1998, which represents additional borrowing to fund the increase in cash used in operating activities.

     The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the Credit Facilities, to meet anticipated working capital and capital expenditure requirements, as well as debt service requirements under the Credit Facilities.

     The Company may from time to time consider acquisitions of department store assets and companies. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand from operations, available borrowings under the Credit Facilities and the possible issuance from time to time of long-term debt or other securities. Depending upon the conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

     The Company began addressing the Year 2000 issue in the early 1990s by changing its computer systems development standards for new systems to utilize Year 2000 compliant date storage techniques. The Company is using a multistep approach in conducting its Year 2000 Readiness Project. These steps are inventory, assessment, remediation and verification, and contingency planning. The first step, an inventory of critical systems and devices with potential Year 2000 problems was completed in July of 1998. The next step, completed in October 1998, was an assessment to determine any necessary changes to ensure Year 2000 readiness. The assessment confirmed estimates of $300,000 to make central computer systems Year 2000 ready, and revealed other noninformation systems and equipment requiring additional remediation costs of $275,000. The Company has completed evaluation, remediation, verification, and implementation of its internally developed systems. The Company is utilizing internal and external resources in its effort to be Year 2000 ready by mid 1999. The Company has completed formal communication with third party information systems suppliers to solicit Year 2000 readiness statements. Forty-seven third party information systems suppliers were contacted with the following response: 93% indicate that they are compliant now, 7% indicate that compliant versions of their products are available. The Company implemented all but two of these updated versions in the first quarter of 1999, the remaining noncompliant suppliers products will be implemented during the second quarter of 1999. Noninformation systems areas will be completed in the second quarter of 1999. The Company has issued formal communication to critical noninformation systems service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can not predict the outcome of other companies' remediation efforts, however it has no knowledge that any of these companies' will not be Year 2000 ready. The Company began systems testing in February 1999. The Company will continue general systems testing to verify that its systems are Year 2000 ready.

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

                         PART II. -- OTHER INFORMATION

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

     (d) Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (1) The Board of Directors recommended the three individuals set forth below be elected Directors in Class I at the 1999 Annual Meeting of Shareholders of The Elder-Beerman Stores Corp. held on May 28, 1999, to serve a term of three years expiring at the Annual Meeting in 2002 (or until their respective successors are elected and qualified). All three individuals had been previously elected as Directors and were re-elected at the 1999 meeting.

                                                                         FOR        WITHHELD
                                                                      ----------    --------
        Thomas J. Noonan, Jr........................................  11,571,929    217,268
        Bernard Olsoff..............................................  11,572,743    216,454
        Laura H. Pomerantz..........................................  11,579,160    210,037

     (2) Shareholders approved the amendment to The Elder-Beerman Stores Corp. Amended Code of Regulations.

           FOR               AGAINST          ABSTAIN         BROKER NON-VOTES
           ---               -------          -------         ----------------
        11,519,629           234,994          34,573                 0

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

        2(a)       Third Amended Joint Plan of Reorganization of The
                   Elder-Beerman Stores Corp. and its Subsidiaries dated
                   November 17, 1997 (previously filed as Exhibit 2 to the
                   Company's Form 10 filed on November 26, 1997, and incorporated herein by reference)

        3(a)       Amended Articles of Incorporation (previously filed as
                   Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the
                   "Form 10-K") and incorporated herein by reference)
        3(b)       Amended Code of Regulations
        4(a)       Stock Certificate for Common Stock (previously filed as
                   Exhibit 4(a) to the Company's Form 10/A-1 filed on January
                   23, 1998 and incorporated herein by reference)
        4(b)       Rights Agreement By and Between The Elder-Beerman Stores
                   Corp. and Norwest Bank Minnesota, N.A., dated as of December
                   30, 1997 (previously filed as Exhibit 4.1 to the Company's
                   Registration Statement on Form 8-A filed on November 17,
                   1998 (the "Form 8-A") and incorporated herein by reference).
        4(c)       Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                   and the Elder-Beerman Stores Corp. for 249,809 shares of
                   Common Stock at a strike price of $12.80 per share dated
                   December 30, 1997 (previously filed as Exhibit 4(d) to the
                   Form 10-K and incorporated herein by reference)
        4(d)       Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                   and the Elder-Beerman Stores Corp. for 374,713 shares of
                   Common Stock at a strike price of $14.80 per share dated
                   December 30, 1997 (previously filed as Exhibit 4(e) to the
                   Form 10-K and incorporated herein by reference)
        4(e)       Amendment No. 1 to the Rights Agreement, dated as of
                   November 11, 1998 (previously filed as Exhibit 4.2 to the
                   Form 8-A and incorporated herein by reference)
        27         Financial Data Schedule

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

                                            THE ELDER-BEERMAN STORES CORP.,
                                            an Ohio corporation

                                            By: /S/ Scott J. Davido
                                               --------------------------------
                                               Scott J. Davido
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer
                                               (on behalf of the Registrant and
                                               as Principal Financial Officer)

Dated: June 14, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 2(a)      Third Amended Joint Plan of Reorganization of The
           Elder-Beerman Stores Corp. and its Subsidiaries dated
           November 17, 1997 (previously filed as Exhibit 2 to the
           Company's Form 10 filed on November 26, 1997, and
           incorporated herein by reference)
 3(a)      Amended Articles of Incorporation (previously filed as
           Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the
           "Form 10-K"), and incorporated herein by reference)
 3(b)      Amended Code of Regulations
 4(a)      Stock Certificate for Common Stock (previously filed as
           Exhibit 4(a) to the Company's Form 10/A-1 filed on January
           23, 1998 and incorporated herein by reference)
 4(b)      Rights Agreement By and Between The Elder-Beerman Stores
           Corp. and Norwest Bank Minnesota, N.A., dated as of December
           30, 1997 (previously filed as Exhibit 4.1 to the Company's
           Registration Statement on Form 8-A filed on November 17,
           1998 (the "Form 8-A") and incorporated herein by reference).
 4(c)      Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
           and the Elder-Beerman Stores Corp. for 249,809 shares of
           Common Stock at a strike price of $12.80 per share dated
           December 30, 1997 (previously filed as Exhibit 4(e) to the
           Form 10-K and incorporated herein by reference)
 4(d)      Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
           and the Elder-Beerman Stores Corp. for 374,713 shares of
           Common Stock at a strike price of $14.80 per share dated
           December 30, 1997 (previously filed as Exhibit 4(e) to the
           Form 10-K and incorporated herein by reference)
 4(e)      Amendment No. 1 to the Rights Agreement, dated as of
           November 11, 1998 (previously filed as Exhibit 4.2 to the
           Form 8-A and incorporated herein by reference)
  27       Financial Data Schedule