Form 10-Q
period 1999-07-31
ELDER BEERMAN STORES CORP
filed 1999-09-13
CIK 32020

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended July 31, 1999

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   _X_   No  ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         As of September 9, 1999, 15,550,993 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                         THE ELDER-BEERMAN STORES CORP.

                                      INDEX


PART I.      FINANCIAL INFORMATION                                                                          PAGE

ITEM 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of July 31, 1999 and as of
             January 30, 1999 (Unaudited)......................................................................1

             Condensed Consolidated Statements of Operations for the 13 weeks ended July 31, 1999 and
             August 1, 1998 (Unaudited)........................................................................2

             Condensed Consolidated Statements of Operations for the 26 weeks ended July 31, 1999 and August 1, 1998................................................................................3

             Condensed Consolidated Statements of Cash Flows for the 26 weeks ended July 31, 1999 and August 1, 1998 (Unaudited) ...................................................................4

             Notes to Condensed Consolidated Financial Statements (Unaudited) .................................5

ITEM 2       Management's Discussion and Analysis of Consolidated Financial Condition
             and Results of Operations ........................................................................7

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk ......................................10


PART II      OTHER INFORMATION

ITEM 1       Legal Proceedings ...............................................................................10

ITEM 2       Changes in Securities and Use of Proceeds .......................................................10

ITEM 3       Defaults Upon Senior Securities .................................................................10

ITEM 4       Submission of Matters to a Vote of Security Holders .............................................11

ITEM 5       Other Information ...............................................................................11

ITEM 6       Exhibits and Reports on Form 8-K ................................................................11


SIGNATURES....................................................................................................12

EXHIBIT INDEX.................................................................................................13

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         July 31, 1999       January 30, 1999
                                                                         -------------       ----------------
ASSETS
------

Current assets:
    Cash and equivalents                                                   $   8,538            $   8,146
    Customer accounts receivable (less allowance for doubtful
         accounts: July 31, 1999 - $3,009;
         January 30, 1999 - $4,377)                                          126,094              141,205
    Merchandise inventories                                                  189,981              171,764
    Other current assets                                                      18,780               17,294
                                                                           ---------            ---------
         Total current assets                                                343,393              338,409

Property, fixtures and equipment, less accumulated depreciation
    and amortization                                                          72,046               73,910

Other assets:
    Goodwill, net of accumulated amortization (July 31, 1999 -
         $525; January 30, 1999 - $283)                                       14,798               15,040
    Other                                                                     26,094               26,600
                                                                           ---------            ---------

         Total assets                                                      $ 456,331            $ 453,959
                                                                           =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current portion of long-term obligations                               $     951            $     951
    Accounts payable                                                          39,787               53,959
    Other accrued liabilities                                                 23,178               32,022
                                                                           ---------            ---------
         Total current liabilities                                            63,916               86,932

Long-term obligations, less current portion                                  147,537              121,507
Deferred items                                                                 8,271                8,019
                                                                           ---------            ---------

    Total liabilities                                                        219,724              216,458

Shareholders' equity:
    Common stock, no par, 16,040,468 shares on July 31, 1999 and
         15,898,864 on January 30, 1999 issued and outstanding               266,931              266,683
    Unearned compensation - restricted stock, net                             (1,716)              (2,028)
    Deficit                                                                  (28,608)             (27,154)
                                                                           ---------            ---------

         Total shareholders' equity                                          236,607              237,501
                                                                           ---------            ---------

         Total liabilities and shareholders' equity                        $ 456,331            $ 453,959
                                                                           =========            =========

See notes to condensed consolidated financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                  13-weeks ended         13-weeks ended
                                                                  July 31, 1999          August 1, 1998
                                                                  -------------          --------------


Revenues:
    Net sales                                                      $    141,112            $    125,464
    Financing                                                             6,221                   6,177
                                                                   ------------            ------------
Total revenues                                                          147,333                 131,641

Costs & expenses:
    Cost of goods sold, occupancy, and buying expenses                  101,768                  91,002
    Selling, general, administrative, and other expenses                 43,781                  35,585
    Provision for doubtful accounts                                         927                   1,112
    Interest expense                                                      2,899                   2,980
    Acquisition & integration expense                                        --                     570
                                                                   ------------            ------------

         Total costs & expenses                                         149,375                 131,249

Income (loss) before income tax expense (benefit)                        (2,042)                    392

Income tax expense (benefit)                                               (776)                    153
                                                                   ------------            ------------

Net income (loss)                                                  $     (1,266)           $        239
                                                                   ============            ============

Basic net income (loss) per common share                           $      (0.08)           $       0.02
Basic weighted average number of shares outstanding                  15,756,496              12,504,857

Diluted net income (loss) per common share                         $      (0.08)           $       0.02
Diluted weighted average number of shares outstanding                15,756,496              13,451,388

See notes to condensed consolidated financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                  26-weeks ended          26-weeks ended
                                                                  July 31, 1999           August 1, 1998
                                                                  -------------           --------------

Revenues:
    Net sales                                                      $    291,640            $    252,188
    Financing                                                            12,921                  12,675
                                                                   ------------            ------------
Total revenues                                                          304,561                 264,863

Costs & expenses:
    Cost of goods sold, occupancy, and buying expenses                  212,462                 182,829
    Selling, general, administrative, and other expenses                 87,127                  73,309
    Provision for doubtful accounts                                       1,859                   2,689
    Interest expense                                                      5,458                   5,784
    Acquisition & integration expense                                        --                     570
                                                                   ------------            ------------

         Total costs & expenses                                         306,906                 265,181

Loss before income tax benefit                                           (2,345)                   (318)

Income tax benefit                                                         (891)                   (121)
                                                                   ------------            ------------

Net loss                                                           $     (1,454)           $       (197)
                                                                   ============            ============

Basic and diluted net loss per common share                        $      (0.09)           $      (0.02)
Weighted average number of shares outstanding                        15,754,663              12,500,927

See notes to consolidated financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                   26-weeks ended       26-weeks ended
                                                                   July 31, 1999        August 1, 1998
                                                                   -------------        --------------

Cash flows from operating activities:
    Net loss                                                          $ (1,454)           $   (197)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
           Depreciation and amortization                                 7,471               6,426
           Changes in operating assets and liabilities, net            (26,552)            (10,420)
                                                                      --------            --------
           Net cash used in operating activities                       (20,535)             (4,191)

Cash flows from investing activities:
    Capital expenditures, net                                           (5,102)             (3,885)
    Business acquisition, net of cash purchased                             --             (20,179)
    Real estate acquired                                                    --              (2,814)
    Proceeds from the sale of fixed assets                                  --                 114
                                                                      --------            --------

           Net cash used in investing activities                        (5,102)            (26,764)


Cash flows from financing activities:
    Net payments under asset securitization agreement                   (5,019)            (15,977)
    Net borrowings under revolving lines of credit                      31,722              66,420
    Payments on long-term obligations                                     (674)               (741)
    Retirement of assumed debt                                              --             (17,582)
    Other                                                                   --                (539)
                                                                      --------            --------
           Net cash provided by financing activities                    26,029              31,581
                                                                      --------            --------


Increase in cash and equivalents                                           392                 626


Cash and equivalents - beginning of period                               8,146               6,497
                                                                      --------            --------


Cash and equivalents - end of period                                  $  8,538            $  7,123
                                                                      ========            ========


Supplemental cash flow information:
    Interest paid                                                        4,991               5,527



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

3.  Stock-Based Compensation

    During the second quarter of 1999, a total of 15,000 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over periods of three to five years.

    Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the second quarter of 1999 a total of 6,171 stock options, with an exercise price of $6.282, were granted under the Plan. These options vest on January 30, 2000.

4.  Acquisition

    On July 27, 1998, the Company acquired Stone & Thomas for a purchase price of approximately $20.2 million in cash. Stone & Thomas operated 20 department stores located in West Virginia, Ohio, Kentucky, and Virginia under the name Stone & Thomas. This transaction was accounted for as a purchase.

    As part of the Company's acquisition of Stone & Thomas, a plan to exit certain activities resulted in the recording of liabilities for store closings, employee severance, lease buyouts, and other expenses. The Company recorded an accrual of $6.8 million at the date of acquisition. During the second quarter of 1999, the Company paid the remaining amount of $2.9 million related to these exit activities. There are no remaining amounts accrued at July 31, 1999.

Pro forma summary of operations data $(000's)

    The unaudited pro forma summary of operations data for the 13-week period and 26-week period ending August 1, 1998, have been prepared by combining the condensed consolidated statement of operations of The Elder-Beerman Stores Corp. with the consolidated statement of operations of Stone & Thomas for the same period. To comply with disclosures required by generally accepted accounting principles related to acquisitions, the following unaudited pro forma financial information is presented as though the acquisition occurred at the beginning of 1998. The expected synergy of this acquisition after integration with existing businesses, including the disposition of stores, is not permitted to be reflected in the pro forma results. Therefore, pro forma results are not indicative of results of operations in the future or in the period presented below.

                                                   13-weeks ended        26-weeks ended
                                                   August 1, 1998        August 1, 1998
                                                   --------------        --------------

Net sales                                             $147,475              $295,622
Net loss                                                (4,598)               (8,256)
Basic and diluted net loss per common share              (0.29)                (0.53)

5.  Segment Reporting

The following table sets forth financial information by segment:

                                           13-weeks ended                           26-weeks ended
                                 July 31, 1999       August 1, 1998        July 31, 1999       August 1, 1998
                                 -------------       --------------        -------------       --------------

Department Store
    Revenues                       $133,365             $117,081             $277,184             $236,624
    Operating loss                   (4,446)                (720)              (8,019)              (3,427)

Shoe Store
    Revenues                       $  7,747             $  8,383             $ 14,456             $ 15,564
    Operating profit (loss)             (10)                 202                 (268)                 193

Finance Operations
    Revenues                       $  8,187             $  7,907             $ 16,865             $ 16,123
    Operating Profit                  5,401                4,846               11,424                9,732

Segment Subtotal
    Revenues (1)                   $149,299             $133,371             $308,505             $268,311
    Operating Profit (2)                945                4,328                3,137                6,498

(1) Segment revenues is reconciled to reported revenues as follows:

                                           13-weeks ended                           26-weeks ended
                                 July 31, 1999       August 1, 1998        July 31, 1999       August 1, 1998
                                 -------------       --------------        -------------       --------------

Segment revenues                    $149,299            $133,371             $308,505             $268,311
Intersegment operating
       charge eliminated              (1,966)             (1,730)              (3,944)              (3,448)
                                    --------            --------             --------             --------
                                    $147,333            $131,641             $304,561             $264,863
                                    ========            ========             ========             ========

(2) Total segment operating profit is reconciled to loss before income tax benefit as follows:

                                           13-weeks ended                           26-weeks ended
                                 July 31, 1999       August 1, 1998        July 31, 1999       August 1, 1998
                                 -------------       --------------        -------------       --------------

Segment operating profit               $   945            $ 4,328            $ 3,137            $ 6,498
Store closing costs                       (126)              (728)              (126)              (728)
Acquisition and integration-                --               (570)                --               (570)
Interest expense                        (2,900)            (2,980)            (5,459)            (5,784)
Other                                       39                342                103                266
                                       -------            -------            -------            -------
                                       $(2,042)           $   392            $(2,345)           $  (318)
                                       =======            =======            =======            =======

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended July 31, 1999 ("Second Quarter 1999") and August 1, 1998 ("Second Quarter 1998") and the 26-week periods ended July 31, 1999 ("First Half 1999") and August 1, 1998 ("First Half 1998"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follows are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

    Net sales for the Second Quarter 1999 increased by 12.5% to $141.1 million from $125.5 million for the Second Quarter 1998. The increase includes a 1.1% comparative sales decrease for the department store division, and a 2.5% comparative sales decrease for the Bee-Gee Shoe division. The department store comparable sales results include the Dayton Mall flagship store relocated from the Southtown shopping center to the adjacent Dayton Mall in July 1998. Women's better sportswear, cosmetics, decorative home, intimate apparel, and juniors had the most significant sales increases for the department stores. The department stores acquired from Stone & Thomas in July 1998 generated $15.5 million in sales during the Second Quarter 1999.

    Financing revenue from the Company's private label credit card for the Second Quarter 1999 increased by 0.7%. The increase in finance charges is due to an increase in outstanding customer accounts receivable as compared to Second Quarter 1998, primarily due to the acquisition of the Stone & Thomas accounts receivable portfolio in November 1998.

    Cost of goods sold, occupancy, and buying expenses decreased to 72.1% of net sales for the Second Quarter 1999 from 72.5% of net sales for the Second Quarter 1998. This decrease is primarily due to improved gross margin performance, which was partially offset by real estate expenses related to the new Dayton Mall, Erie, and West Virginia stores (former Stone & Thomas stores), for which sales have not yet matured to Company average productivity levels.

    Selling, general, and administrative expenses increased to 31.0% of net sales for the Second Quarter 1999 from 28.4% for the Second Quarter 1998. This was due to increased sales promotion, store payrolls and fringe benefit expenses as a percentage of sales.

    Provision for doubtful accounts was 0.7% of net sales for the Second Quarter 1999 compared to 0.9% of net sales for the Second Quarter 1998. This improvement is due to fewer delinquent customer accounts and a reduction in personal bankruptcies affecting the Company.

    Interest expense decreased to $2.9 million for the Second Quarter 1999 from $3.0 million for the Second Quarter 1998. The decrease is due to lower average borrowing for the Second Quarter 1999 compared to the Second Quarter 1998. The additional average financing required in the Second Quarter 1998 was to support the payment of bankruptcy obligations in connection with the consummation of the Company's chapter 11 plan of reorganization pursuant to the Third Amended Joint Plan of Reorganization, dated November 17, 1997, as amended (the "Plan"), which was confirmed by an order of the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court") entered on December 16, 1997.

    There was no acquisition and integration in the Second Quarter 1999 compared to $0.6 million in the Second Quarter 1998. The Second Quarter 1998 expense related to the acquisition of Stone & Thomas, which occurred July 27, 1998.

    An income tax benefit was recorded in the Second Quarter 1999 at the rate of 38.0% compared to an expense recorded in the Second Quarter 1998 at the rate of 39.0%.

FIRST HALF 1999 COMPARED TO FIRST HALF 1998

    Net sales for the First Half 1999 increased by 15.6% to $291.6 million from $252.2 million for the First Half 1998. The increase includes a 1.6% comparative sales increase for the department store division, and a 4.3% comparative sales decrease for the Bee-Gee Shoe division. The department store comparable sales results include the Dayton Mall flagship store relocated from the Southtown shopping center to the adjacent Dayton Mall in July 1998. Women's better sportswear, juniors, cosmetics, decorative home, and intimate apparel led the sales increase for the department stores. The department stores acquired from Stone & Thomas in July 1998 generated $32.2 million in sales during the First Half 1999.

    Financing revenue from the Company's private label credit card for the First Half 1999 increased by 1.9%. The increase in finance charges is due to an increase in outstanding customer accounts receivable as compared to First Half 1998, primarily due to the acquisition of the Stone & Thomas accounts receivable portfolio in November 1998.

    Cost of goods sold, occupancy, and buying expenses increased to 72.9% of net sales for the First Half 1999 from 72.5% of net sales for the First Half 1998. This increase is primarily due to real estate expenses related to the new Dayton Mall, Erie, and West Virginia stores (former Stone & Thomas stores), for which sales have not yet matured to Company average productivity levels, partially offset by improved gross margin performance in the Second Quarter 1999.

    Selling, general, and administrative expenses increased to 29.9% of net sales for the First Half 1999 from 29.1% for the First Half 1998. This was due to increased sales promotion, store payrolls and fringe benefit expenses as a percentage of sales.

    Provision for doubtful accounts was 0.6% of net sales for the First Half 1999 compared to 1.1% of net sales for the First Half 1998. This improvement is due to fewer delinquent customer accounts and a reduction in personal bankruptcies affecting the Company.

    Interest expense decreased to $5.5 million for the First Half 1999 from $5.8 million for the First Half 1998. The decrease is due to lower average borrowing for the First Half 1999 compared to the First Half 1998. The additional average financing required in the Second Quarter 1998 was to support the payment of bankruptcy obligations in connection with the consummation of the Company's chapter 11 Plan, which was confirmed by an order of the Bankruptcy Court entered on December 16, 1997.

    There was no acquisition and integration expense in the First Half 1999 compared to $0.6 million in the First Half 1998. The First Half 1998 expense related to the acquisition of Stone & Thomas, which occurred July 27, 1998.

    An income tax benefit was recorded in the First Half 1999 and the First Half 1998 at the rate of 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

    Net cash used in operating activities was $20.5 million for the First Half 1999, compared to $4.2 million used in the First Half 1998. As of the First Half 1999 the Company has reduced trade accounts payable due to lower net merchandise receipts, partially offset by less bankruptcy related payments in First Half 1999 as compared to First Half 1998.

    Net cash used in investing activities was $5.1 million for the First Half 1999, compared to $26.8 million for the First Half 1998. The Company has spent $1.2 million more than last year in capital expenditures for store maintenance, remodeling, and data processing. In the First Half 1998 the Stone & Thomas acquisition required an investment of $20.2 million, net of cash purchased, and the Company purchased for $2.8 million the department store building that housed the Southtown shopping center store. This location was relocated to Dayton Mall, and the Southtown location was sold in Fiscal 1998.

    For the First Half 1999, net cash provided by financing activities was $26.0 million compared to $31.6 for the First Half 1998. The decrease is due to the elimination of funding required in the First Half 1998 for the Stone & Thomas purchase, partially offset by additional borrowing to fund the increase in cash used in operating activities.

    In August 1999, the Company announced a stock repurchase program to acquire up to $24 million in common shares over a two year period. Through September 7, 1999, the Company has repurchased approximately 501,000 shares for $3.6 million.

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

    The Company began addressing the Year 2000 issue in the early 1990s by changing its computer systems development standards for new systems to utilize Year 2000 compliant date storage techniques. The Company is using a multistep approach in conducting its Year 2000 Readiness Project. These steps are inventory, assessment, remediation and verification, and contingency planning. The first step, an inventory of critical systems and devices with potential Year 2000 problems was completed in July of 1998. The next step, completed in October 1998, was an assessment to determine any necessary changes to ensure Year 2000 readiness. The assessment confirmed estimates of $300,000 to make central computer systems Year 2000 ready, and revealed other noninformation systems and equipment requiring additional remediation costs of $275,000. The Company has completed evaluation, remediation, verification, and implementation of its internally developed systems. The Company utilized internal and external resources in its effort to be Year 2000 ready. The Company has completed formal communication with third party information systems suppliers to solicit Year 2000 readiness statements. Forty-seven third party information systems suppliers have certified their Year 2000 compliance. Forty-six of the updated versions have been implemented. The one remaining non-compliant supplier's product has been received and is being tested. Implementation will occur in the third quarter of 1999. Noninformation systems areas have been completed. The Company has issued formal communication to critical noninformation systems service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company can not predict the outcome of other companies' remediation efforts, however it has no knowledge that any of these companies' will not be Year 2000 ready. The Company began systems testing in February 1999. Test results indicate no Year 2000 Issues. The Company will continue general systems testing to verify that its systems are Year 2000 ready.

    The Company will promptly respond to issues discovered by general systems testing. The Company does not expect to find material non-compliance. Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation efforts of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the Company's supply chain and in maintaining the confidence of its customers. The Company believes that its most reasonably likely worst case scenario is that key suppliers or service providers fail to meet their commitments to the Company due to failure on their part or on the part of other underlying business entities to be Year 2000 ready. The Company has assessed the risks associated with such failures and believes that its contingency plans would mitigate the long-term effect of such a scenario. If a temporary disruption does occur, the Company does not expect that it would have a material adverse affect on its financial position and results of operations.


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

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   The following Exhibits are included in this Quarterly Report on Form
          10-Q:

          2(a) Third Amended Joint Plan of Reorganization of The Elder-Beerman Stores Corp. and its Subsidiaries dated November 17, 1997 (previously filed as Exhibit 2 to the Company's Form 10 filed on November 26, 1997, and incorporated herein by reference)

          3(a) Amended Articles of Incorporation (previously filed as Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the "Form 10-K") and incorporated herein by reference)

          3(b) Amended Code of Regulations (previously filed as Exhibit 3(b) to the Form 10-Q filed on June 14, 1999 and incorporated herein by reference)

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

                                   THE ELDER-BEERMAN STORES CORP.,
                                   an Ohio corporation

                                   By: /s/ Scott J. Davido
Dated: September 13, 1999              _____________________________
       ------------------              Scott J. Davido
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       (on behalf of the Registrant and as
                                       Principal Financial Officer)

                                  EXHIBIT INDEX


    Exhibit
    Number        Description of Exhibit
    ------        ----------------------

     2(a) Third Amended Joint Plan of Reorganization of The Elder-Beerman Stores Corp. and its Subsidiaries dated November 17, 1997 (previously filed as Exhibit 2 to the Company's Form 10 filed on November 26, 1997, and incorporated herein by reference)

     3(a) Amended Articles of Incorporation (previously filed as Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the "Form 10-K"), and incorporated herein by reference)

     3(b) Amended Code of Regulations (previously filed as Exhibit 3(b) to the Form 10-Q filed on June 14, 1999 and incorporated herein by reference)

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