Form 10-Q
period 1999-10-30
ELDER BEERMAN STORES CORP
filed 1999-12-10
CIK 32020

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

For quarterly period ended October 30, 1999

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

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)
                                ---------------

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

     As of December 8, 1999, 14,922,221 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of October 30, 1999
          and as of January 30, 1999 (Unaudited)......................     1
          Condensed Consolidated Statements of Operations for the
          13-weeks ended October 30, 1999 and October 31, 1998
          (Unaudited).................................................     2
          Condensed Consolidated Statements of Operations for the
          39-weeks ended October 30, 1999 and October 31, 1998
          (Unaudited).................................................     3
          Condensed Consolidated Statements of Cash Flows for the
          39-weeks ended October 30, 1999 and October 31, 1998
          (Unaudited).................................................     4
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................     5
ITEM 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............     8
ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    11
PART II.  OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................    11
ITEM 2.   Changes in Securities and Use of Proceeds...................    12
ITEM 3.   Defaults Upon Senior Securities.............................    12
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    12
ITEM 5.   Other Information...........................................    12
ITEM 6.   Exhibits and Reports on Form 8-K............................    12

SIGNATURES............................................................    13

EXHIBIT INDEX.........................................................    14

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              OCTOBER 30, 1999    JANUARY 30, 1999
                                                              ----------------    ----------------
ASSETS
Current assets:
  Cash and equivalents......................................      $  9,880            $  8,146
  Customer accounts receivable (less allowance for doubtful
     accounts: October 30, 1999 -- $2,452; January 30,
     1999 -- $4,377)........................................       130,156             141,205
  Merchandise inventories...................................       226,983             163,879
  Discontinued operations, net current assets...............         6,304               7,106
  Other current assets......................................        20,320              16,696
                                                                  --------            --------
          Total current assets..............................       393,643             337,032
Property, fixtures and equipment, less accumulated
  depreciation and amortization.............................        72,751              71,492
Other assets:
  Discontinued operations, net other assets.................         1,868               2,196
  Other.....................................................        40,657              41,640
                                                                  --------            --------
          Total other assets................................        42,525              43,836
          Total assets......................................      $508,919            $452,360
                                                                  ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................      $    951            $    951
  Accounts payable..........................................        69,521              53,798
  Other accrued liabilities.................................        22,589              30,806
                                                                  --------            --------
          Total current liabilities.........................        93,061              85,555
Long-term obligations, less current portion.................       178,994             121,507
Deferred items..............................................         8,077               7,797
                                                                  --------            --------
          Total liabilities.................................       280,132             214,859
Shareholders' equity:
Common stock, no par, 14,934,067 shares on October 30, 1999
  and 15,898,864 on January 30, 1999 issued and
  outstanding...............................................       259,641             266,683
  Unearned compensation - restricted stock, net.............        (1,508)             (2,028)
  Deficit...................................................       (29,346)            (27,154)
                                                                  --------            --------
          Total shareholders' equity........................       228,787             237,501
                                                                  --------            --------
          Total liabilities and shareholders' equity........      $508,919            $452,360
                                                                  ========            ========

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED    13-WEEKS ENDED
                                                              OCT. 30, 1999     OCT. 31, 1998
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   153,226       $   148,514
  Financing.................................................         6,178             6,059
                                                               -----------       -----------
          Total revenues....................................       159,404           154,573
Costs & expenses:
  Cost of goods sold, occupancy, and buying expenses........       109,440           104,385
  Selling, general, administrative, and other expenses......        44,873            41,179
  Provision for doubtful accounts...........................           828             1,000
  Interest expense..........................................         3,127             2,821
  Acquisition & integration expense.........................            --             2,275
                                                               -----------       -----------
          Total costs & expenses............................       158,268           151,660
Income from continuing operations before income tax
  expense...................................................         1,136             2,913
Income tax expense..........................................           432             1,107
                                                               -----------       -----------
Income from continuing operations...........................           704             1,806
Discounted operations.......................................        (1,442)               19
                                                               -----------       -----------
Net income (loss)...........................................   $      (738)      $     1,825
                                                               ===========       ===========
Basic net income (loss) per common share
  Continuing operations.....................................   $      0.05       $      0.12
  Discontinued operations...................................   $     (0.10)      $        --
                                                               -----------       -----------
Net income (loss)...........................................   $     (0.05)      $      0.12
Weighted average number of shares outstanding...............    15,345,183        15,586,535
Diluted net income (loss) per common share
  Continuing operations.....................................   $      0.05       $      0.11
  Discontinued operations...................................   $     (0.10)      $        --
                                                               -----------       -----------
Net income (loss)...........................................   $     (0.05)      $      0.11
Diluted weighted average number of shares outstanding.......    15,415,147        16,095,837

See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              39-WEEKS ENDED    39-WEEKS ENDED
                                                              OCT. 30, 1999     OCT. 31 , 1998
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   430,410       $   385,137
  Financing.................................................        19,099            18,734
                                                               -----------       -----------
          Total revenues....................................       449,509           403,871
Costs & expenses:
  Cost of goods sold, occupancy, and buying expenses........       310,919           275,794
  Selling, general, administrative, and other expenses......       128,084           110,467
  Provision for doubtful accounts...........................         2,687             3,689
  Interest expense..........................................         8,440             8,468
  Acquisition & integration expense.........................            --             2,845
                                                               -----------       -----------
          Total costs & expenses............................       450,130           401,263
Income (loss) from continuing operations before income......          (621)            2,608
  tax expense (benefit)
Income tax expense (benefit)................................          (236)              991
                                                               -----------       -----------
Income (loss) from continuing operations....................          (385)            1,617
Discontinued operations.....................................        (1,807)               11
                                                               -----------       -----------
Net income (loss)...........................................   $    (2,192)      $     1,628
                                                               ===========       ===========
Basic net income (loss) per common share
  Continuing operations.....................................   $     (0.02)      $      0.12
  Discontinued operations...................................         (0.12)               --
                                                               -----------       -----------
Net income (loss)...........................................   $     (0.14)      $      0.12
Weighted average number of shares outstanding...............    15,618,170        13,529,463
Diluted net income (loss) per common share
  Continuing operations.....................................   $     (0.02)      $      0.11
  Discontinued operations...................................         (0.12)      $        --
                                                               -----------       -----------
Net income (loss)...........................................   $     (0.14)      $      0.11
Diluted weighted average number of shares outstanding.......    15,618,170        14,287,496

See notes to consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              39-WEEKS ENDED    39-WEEKS ENDED
                                                              OCT. 30, 1999     OCT. 31, 1998
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................     $(2,192)          $  1,628
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      10,966              9,371
     Loss (gain) on discontinued operations.................       1,807                (11)
     Changes in assets and liabilities, excluding
       discontinued operations..............................     (45,944)           (46,649)
  Cash used in discontinued operations......................      (1,518)            (3,508)
                                                                 -------           --------
     Net cash used in operating activities..................     (36,881)           (39,169)
Cash flows from investing activities:
  Capital expenditures, net.................................     (11,707)            (8,648)
  Business acquisition, net of cash purchased...............          --            (19,405)
  Real estate acquired......................................          --             (2,814)
  Proceeds from the sale of fixed assets....................         403              5,782
                                                                 -------           --------
     Net cash used in investing activities..................     (11,304)           (25,085)
Cash flows from financing activities:
  Net payments under asset securitization agreement.........          29            (15,845)
  Net borrowings under revolving lines of credit............      58,270             29,980
  Payments on long-term obligations.........................        (812)              (923)
  Retirement of assumed debt................................          --            (17,582)
  Issuance of common stock, net of costs....................          --             65,468
  Payments to acquire treasury stock........................      (7,345)                --
  Other.....................................................        (223)              (543)
                                                                 -------           --------
     Net cash provided by financing activities..............      49,919             60,555
                                                                 -------           --------
Increase (decrease) in cash and equivalents.................       1,734             (3,699)
Cash and equivalents -- beginning of period.................       8,146              6,497
                                                                 -------           --------
Cash and equivalents -- end of period.......................     $ 9,880           $  2,798
                                                                 =======           ========
Supplemental cash flow information:
  Interest paid.............................................       7,881              8,221

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

                                            THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                    ------------------------------------   -----------------------------------
                                    OCTOBER 30, 1999    OCTOBER 31, 1998   OCTOBER 30, 1999   OCTOBER 31, 1998
                                    -----------------   ----------------   ----------------   ----------------
Weighted average common shares
  outstanding.....................     15,345,183          15,586,535         15,618,170         13,529,463
Dilutive potential common shares
  Warrants........................             --              69,627                               200,517
  Stock Options...................            944             241,040                               370,005
  Restricted Stock................          6,537             173,160                               162,027
  Deferred Stock..................         62,483              25,475                                25,484
                                       ----------          ----------                            ----------
Adjusted weighted average
  shares..........................     15,415,147          16,095,837         15,618,170         14,287,496

3. STOCK-BASED COMPENSATION

   During the third quarter of 1999, a total of 115,000 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over periods of three to five years. In addition, a total of 10,000 shares of restricted stock were awarded. These shares have a vesting period of three years, and the fair value of shares awarded is being expensed over the three year vesting period.

   Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the third quarter of 1999 a total of 8,437 stock options, with an exercise price of $4.594, were granted under the Plan. These options vest on January 30, 2000.

4. DISCONTINUED OPERATIONS

   On September 28, 1999 the Company approved a plan to discontinue The Bee-Gee Shoe Corp. ("Bee-Gee"), the specialty shoe store operation. The Company will receive primarily cash and a note receivable

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   for the sale of Bee-Gee's net assets. The sale is expected to be complete by the end of the fourth quarter of fiscal 1999. Loss from operations prior to September 28, 1999 for the 13-week period ending October 30, 1999 were nominal and for the 39-week period ending October 30, 1999 were approximately $0.4 million, net of income tax benefits of approximately $0.3 million. Estimated losses related to the sale of Bee-Gee's net assets of $1.4 million, net of income tax benefits of approximately $0.8 million, have been recorded. Included in the loss on sale are estimated operating losses from September 29, 1999 until the estimated closing date of approximately $0.7 million, net of taxes. The financial statements and notes have been reclassified for all periods presented to reflect Bee-Gee as a discontinued operation.

5. ACQUISITION

   On July 27, 1998, the Company acquired Stone & Thomas for a purchase price of approximately $20.2 million in cash, subject to the resolution of certain liabilities prior to the Company's fiscal 1999 year end. Stone & Thomas operated 20 department stores located in West Virginia, Ohio, Kentucky, and Virginia under the name Stone & Thomas. This transaction was accounted for as a purchase.

   As part of the Company's acquisition of Stone & Thomas, a plan to exit certain activities resulted in the recording of liabilities for store closings, employee severance, lease buyouts, and other expenses. The Company recorded an accrual of $6.8 million at the date of acquisition. The Company has paid the accrued amount subsequent to the date of acquisition for these costs.

PRO FORMA SUMMARY OF OPERATIONS DATA $(000'S)

   The unaudited pro forma summary of operations data for the 39-week period ending October 31, 1998, have been prepared by combining the condensed consolidated statement of operations of the Company with the consolidated statement of operations of Stone & Thomas for the same period. To comply with disclosures required by generally accepted accounting principles related to acquisitions, the following unaudited pro forma financial information is presented as though the acquisition occurred at the beginning of 1998. The expected synergy of this acquisition after integration with existing businesses, including the disposition of stores, is not permitted to be reflected in the pro forma results. Therefore, pro forma results are not indicative of results of operations in the future or in the period presented below.

                                                                 THIRTY-NINE
                                                                 WEEKS ENDED
                                                              OCTOBER 31, 1998
                                                           -----------------------
Net sales................................................         $428,571
Net loss.................................................         $ (6,431)
Basic and diluted net loss per common share..............         $  (0.41)

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

6. SEGMENT REPORTING

     The following table sets forth financial information by segment, $(000's):

                                   THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                            -----------------------------------   -----------------------------------
                            OCTOBER 30, 1999   OCTOBER 31, 1998   OCTOBER 30, 1999   OCTOBER 31, 1998
                            ----------------   ----------------   ----------------   ----------------
Department Store
  Revenues................      $153,226           $148,514           $430,410           $385,137
  Operating profit
     (loss)...............            90              3,512             (7,929)                84
Finance Operations
  Revenues................      $  8,373           $  8,111           $ 25,238           $ 24,234
  Operating Profit........         5,737              5,431             17,161             15,162
Segment Subtotal
  Revenues (1)............      $161,599           $156,625           $455,648           $409,371
  Operating Profit (2)....         5,827              8,943              9,232             15,246

(1) Segment revenues is reconciled to reported revenues as follows:

                                     THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                             ------------------------------------   -----------------------------------
                             OCTOBER 30, 1999    OCTOBER 31, 1998   OCTOBER 30, 1999   OCTOBER 31, 1998
                             ----------------    ----------------   ----------------   ----------------
Segment revenues...........      $161,599            $156,625           $455,648           $409,371
Intersegment operating
  charge eliminated........        (2,195)             (2,052)            (6,139)            (5,500)
                                 --------            --------           --------           --------
                                 $159,404            $154,573           $449,509           $403,871
                                 ========            ========           ========           ========

(2) Total segment operating profit is reconciled to income (loss) from continuing operations before income tax expense (benefit) as follows:

                                   THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                            -----------------------------------   -----------------------------------
                            OCTOBER 30, 1999   OCTOBER 31, 1998   OCTOBER 30, 1999   OCTOBER 31, 1998
                            ----------------   ----------------   ----------------   ----------------
Segment operating
  profit..................      $  5,827           $ 8,943            $  9,232           $15,246
Store closing costs.......            --                --                  --              (728)
Acquisition and
  integration.............            --            (2,275)                 --            (2,845)
Interest expense..........        (3,127)           (2,821)             (8,440)           (8,468)
Other.....................        (1,564)             (934)             (1,413)             (597)
                                --------           -------            --------           -------
                                $  1,136           $ 2,913            $   (621)          $ 2,608
                                ========           =======            ========           =======

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

     Many factors could affect Elder-Beerman's future operations and results, such as the following: increasing price and product competition; fluctuations in consumer demand and confidence; the availability and mix of inventory; fluctuations in costs and expenses; the effectiveness of advertising, marketing and promotional programs; weather conditions that affect consumer traffic in stores; the continued availability and terms of financing; the ability to complete any pending asset disposition transactions; the outcome of pending and future litigation; and general economic conditions, such as the rate of employment, inflation and interest rates and the condition of the capital markets.

     Forward-looking statements are subject to the safe harbors created under the federal securities laws. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13-week periods ended October 30, 1999 ("Third Quarter 1999") and October 31, 1998 ("Third Quarter 1998") and the 39-week periods ended October 30, 1999 ("Nine Months of 1999") and October 31, 1998 ("Nine Months of 1998"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follows are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

  Third Quarter 1999 Compared To Third Quarter 1998

     Net sales for the Third Quarter 1999 increased by 3.2% to $153.2 million from $148.5 million for the Third Quarter 1998. The increase includes a 1.5% comparable sales increase. Women's better sportswear, men's sportswear, special sizes, cosmetics, children's, and furniture had the most significant sales increases.

     Financing revenue from the Company's private label credit card for the Third Quarter 1999 increased by 2.0%. The increase in finance charges is due to an increase in outstanding customer accounts receivable as compared to Third Quarter 1998, primarily due to the acquisition of the Stone & Thomas accounts receivable portfolio in November 1998.

     Cost of goods sold, occupancy, and buying expenses increased to 71.4% of net sales for the Third Quarter 1999 from 70.3% of net sales for the Third Quarter 1998. This increase is primarily due to reduced gross margin performance primarily in the women's ready-to-wear classifications and increased real estate expenses.

     Selling, general, and administrative expenses increased to 29.3% of net sales for the Third Quarter 1999 from 27.7% for the Third Quarter 1998. This increase is primarily because of benefits realized in the Third Quarter 1998 due to certain modifications to the Company's fringe benefit plans.

     Provision for doubtful accounts was 0.5% of net sales for the Third Quarter 1999 compared to 0.7% of net sales for the Third Quarter 1998. This improvement is due to fewer delinquent customer accounts and a reduction in personal bankruptcies, which resulted in fewer bad debt write-offs affecting the Company.

     Interest expense increased to $3.1 million for the Third Quarter 1999 from $2.8 million for the Third Quarter 1998. The increase is due to higher average borrowing for the Third Quarter 1999 compared to the Third Quarter 1998 primarily because of the Company's commencement of a stock repurchase program.

     The Third Quarter 1998 acquisition and integration expense of $2.3 million related to the acquisition of Stone & Thomas, which occurred July 27, 1998.

     Income tax expense was recorded in the Third Quarter 1999 and the Third Quarter 1998 at a rate of 38.0%.

     During the Third Quarter 1999 the Company adopted a plan to dispose of Bee-Gee. For the Third Quarter 1999 the Company recorded a loss of $1.4 million as compared to a nominal gain from operations during the Third Quarter 1998. The loss for the Third Quarter 1999 is composed almost entirely of an estimated loss on disposal. Refer to the Notes to Condensed Consolidated Financial Statements note number four.

  Nine Months Of 1999 Compared To Nine Months Of 1998

     Net sales for the Nine Months of 1999 increased by 11.8% to $430.4 million from $385.1 million for the Nine Months of 1998. The increase includes a 1.6% comparable sales increase. Comparable sales results include the Dayton Mall flagship store relocated from the Southtown shopping center to the adjacent Dayton Mall in July 1998. Women's better sportswear, juniors, cosmetics, decorative home, and intimate apparel had the most significant sales increase for the department stores. The department stores acquired from Stone & Thomas in July 1998 generated $32.2 million in sales during the first 26 weeks of 1999 (the non-comparable period) as compared to no sales during the first 26 weeks of 1998.

     Financing revenue from the Company's private label credit card for the Nine Months of 1999 increased by 1.9%. The increase in finance charges is due to an increase in outstanding customer accounts receivable as compared to Nine Months of 1998, primarily due to the acquisition of the Stone & Thomas accounts receivable portfolio in November 1998.

     Cost of goods sold, occupancy, and buying expenses increased to 72.2% of net sales for the Nine Months of 1999 from 71.6% of net sales for the Nine Months of 1998. This increase is primarily due to real estate expenses related to the new Dayton Mall, Erie, and West Virginia stores (former Stone & Thomas stores), for which sales have not yet matured to Company average productivity levels.

     Selling, general, and administrative expenses increased to 29.8% of net sales for the Nine Months of 1999 from 28.7% for the Nine Months of 1998. This was due to increased store payrolls as a percentage of sales, coupled with benefits realized in the Nine Months of 1998 due to certain modifications to the Company's fringe benefit plans.

     Provision for doubtful accounts was 0.6% of net sales for the Nine Months of 1999 compared to 1.0% of net sales for the Nine Months of 1998. This improvement is due to fewer delinquent customer accounts and a reduction in personal bankruptcies, which resulted in fewer bad debt write-offs affecting the Company.

     Interest expense decreased to $8.4 million for the Nine Months of 1999 from $8.5 million for the Nine Months of 1998.

     The Nine Months of 1998 acquisition and integration expense of $2.8 million related to the acquisition of Stone & Thomas, which occurred July 27, 1998.

     Income tax expense (benefit) was recorded in the Nine Months of 1999 and the Nine Months of 1998 at the rate of 38.0%.

     During the Third Quarter 1999 the Company adopted a plan to dispose of its Bee-Gee subsidiary. For the Nine Months of 1999 the Company recorded a loss of $1.8 million compared to a nominal gain from operations during the Nine Months of 1998. The loss for the Nine Months of 1999 includes an estimated loss on disposal. Refer to the Notes to Condensed Consolidated Financial Statements note number four.

  Liquidity And Capital Resources

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash used in operating activities was $36.9 million for the Nine Months of 1999, compared to $39.2 million used in the Nine Months of 1998. As of the Nine Months of 1999 the Company has increased trade account payable due to higher October net merchandise receipts.

     Net cash used in investing activities was $11.3 million for the Nine Months of 1999, compared to $25.1 million for the Nine Months of 1998. The Company has spent $3.1 million more than last year in capital expenditures for new stores, store maintenance, remodeling, and data processing. In the Nine Months of 1998 the Stone & Thomas acquisition required an investment of $19.4 million, net of cash purchased. The Company sold seven of those stores for $5.8 million. Also, the Company purchased for $2.8 million the department store building that housed the Southtown shopping center store. This location was relocated to the Dayton Mall, and the Southtown location was sold in Fiscal 1998.

     For the Nine Months of 1999, net cash provided by financing activities was $49.9 million compared to $60.6 million for the Nine Months of 1998. The decrease is due to the elimination of funding required in the Nine Months of 1998 for the Stone & Thomas purchase, partially offset by additional borrowing of $7.3 million to fund the purchase by the Company of 1,118,200 shares of outstanding common stock, under its stock repurchase program. In August 1999, the Company announced a stock repurchase program to acquire up to $24 million in common shares over a two year period.

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

     The Company began addressing the Year 2000 issue in the early 1990s by changing its computer systems development standards for new systems to utilize Year 2000 compliant date storage techniques. The Company is using a multistep approach in conducting its Year 2000 Readiness Project. These steps are inventory, assessment, remediation and verification, and contingency planning. The first step, an inventory of critical systems and devices with potential Year 2000 problems was completed in July 1998. The next step, completed in October 1998, was an assessment to determine any necessary changes to ensure Year 2000 readiness. The assessment confirmed estimates of $300,000 to make central computer systems Year 2000 ready, and revealed other noninformation systems and equipment requiring additional remediation costs of $275,000. The Company has completed evaluation, remediation, verification, and implementation of its internally developed systems. The Company utilized internal and external resources in its effort to be Year 2000 ready. The Company has completed formal communication with third party information systems suppliers to solicit Year 2000 readiness statements. Third party information systems suppliers have certified their Year 2000 compliance. Noninformation systems areas requiring remediation have been completed. The Company remains alert to external Year 2000 developments and will respond promptly to any issues that may arise. The Company has issued formal communication to critical noninformation systems service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company can not predict the outcome of other companies' remediation efforts, however it has no knowledge that any of these companies will not be Year 2000 ready. The Company began systems testing in February 1999. Test results indicate no Year 2000 Issues. The Company will continue general systems testing to verify that its systems are Year 2000 ready.

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

     In addition, as a result of the consummation of the Company's chapter 11 plan of reorganization pursuant to the Third Amended Joint Plan of Reorganization, dated November 17, 1997, as amended (the "Joint Plan of Reorganization"), which was confirmed by an order of the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court") entered on December 16, 1997, the Company remains subject to the jurisdiction of the Bankruptcy Court for matters relating to the consummation of the Joint Plan of Reorganization.

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

                                         THE ELDER-BEERMAN STORES CORP.,
                                         an Ohio corporation

                                         By: /s/ Scott J. Davido
                                           -------------------------------------
                                           By: Scott J. Davido
                                           Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                           (on behalf of the Registrant and as
                                             Principal Financial Officer)

Dated: December 10, 1999

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