Form 10-K
period 2000-01-29
ELDER BEERMAN STORES CORP
filed 2000-04-27
CIK 32020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

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

                             SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 14, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $77,273,128.*

     The number of shares of Common Stock outstanding on April 14, 2000, was 14,959,739.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

---------------
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                   PART I
Item 1.   Business....................................................    1
          Merchandising...............................................    2
          Pricing.....................................................    2
          Purchasing and Distribution.................................    3
          Information Systems.........................................    3
          Marketing...................................................    3
          Credit Card Program.........................................    3
          Customer Service............................................    4
          Expansion...................................................    4
          New Concept Stores..........................................    4
          Bee-Gee Shoe Corp...........................................    4
          Seasonality.................................................    4
          Competition.................................................    5
          Associates..................................................    5
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
Item 5.   Market for Common Equity and Related Shareholder Matters....    7
Item 6.   Selected Historical Financial Data..........................    8
Item 7.   Management's Discussions and Analysis of Financial Condition    9
            and Results of Operations.................................
Item 7a.  Quantitative and Qualitative Disclosures About Market          13
            Risk......................................................
Item 8.   Financial Statements and Supplementary Data.................   13
          Table of Contents...........................................   13
          Independent Auditors' Report................................   14
          Consolidated Statement of Operations........................   15
          Consolidated Balance Sheets.................................   16
          Consolidated Statements of Shareholders' Equity.............   17
          Consolidated Statements of Cash Flows.......................   18
          Notes to Consolidated Financial Statements..................   19
Item 9.   Changes in and Disagreements with Accountants on Accounting    35
            and Financial Disclosure..................................

                                  PART III
Item 10.  Directors and Executive Officers
          Directors and Executive Officers............................   35
Item 11.  Executive Compensation......................................   38
          Summary Compensation Table..................................   38
          Stock Option/SAR Grants.....................................   39
          Stock Option Exercises and Fiscal Year-End Values...........   39

                                                                        PAGE
          Employment and Severance Agreements With Certain Officers...   40
          Compensation Committee Report on Executive Compensation.....   41
          Overview and Philosophy.....................................   41
          Components of Compensation..................................   41
          Base Salary.................................................   41
          Annual Bonus................................................   42
          Long-Term Incentive Awards..................................   42
          Executive Plan..............................................   42
          Compensation of Chief Executive Officer.....................   43
          1999 Base Salary and Annual Bonus...........................   43
          Executive Plan..............................................   43
          Tax Deductibility of Executive Compensation.................   43
          Compensation of Elder-Beerman's Directors...................   44
          Compensation Committee Interlocks and Insider                  44
            Participation.............................................
          Stock Price Performance.....................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and            45
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............   46

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    46
            8-K.......................................................
SIGNATURES............................................................  52
EXHIBIT INDEX.........................................................  54

                                     PART I

     This Annual Report on Form 10-K contains certain forward-looking statements that are based on management's current beliefs, estimates and assumptions concerning the operations, future results and prospects of Elder-Beerman and the retail industry in general. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements related to future sales, profits, expenses, income and earnings per share, future finance and capital market activity, or statements expressing general views about future results, are forward-looking statements. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify forward-looking statements.

     Actual results may differ materially from those in the forward- looking statements. Accordingly, there is no assurance that forward-looking statements will prove to be accurate.

     Many factors could affect Elder-Beerman's future operations and results, such as the following: increasing price and product competition; fluctuations in consumer demand and confidence; the availability and mix of inventory; fluctuations in costs and expenses; the effectiveness of advertising, marketing and promotional programs and other initiatives designed to increase revenue, such as the Company's new "point of service" system; the timing and effectiveness of new store openings; the growing impact of electronic commerce; weather conditions that affect consumer traffic in stores; the continued availability and terms of financing; the outcome of pending and future litigation; the ability of third parties to meet their liabilities and obligations; and general economic conditions, such as the rate of employment, inflation and interest rates and the condition of the capital markets.

     Forward-looking statements are subject to the safe harbors created under the federal securities laws. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

     The Elder-Beerman Stores Corp. ("Elder-Beerman" or the "Company"; except where the context otherwise requires, references to the "Company" refer to Elder-Beerman and its subsidiaries, as described below) has been operating department stores since 1847. Elder-Beerman operates department stores that sell a wide range of moderate to better branded merchandise, including women's, men's and children's apparel and accessories, cosmetics, home furnishings, and other consumer goods. In addition, the Company operates its private label credit card program through its wholly-owned subsidiary, The El-Bee Chargit Corp. ("Chargit"). As of fiscal year end 1999, Elder-Beerman operated 62 department stores and two furniture stores, principally in smaller Midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania. See "Properties." The Company's operations are diversified by size of store, merchandising character, and character of the community served. The Company seeks to satisfy the merchandising needs of its geographic markets, serving customers of all ages with varied tastes and incomes.

     The Company's historical competitive advantage is its niche in medium and small size cities, and in many cases, Elder-Beerman is the dominant supplier of moderate to better brands of soft goods (e.g., Liz Claiborne, Estee Lauder, Tommy Hilfiger, Polo, Guess) in such markets. In many of these cities, there is only one shopping mall or major shopping center, and the Company is a main department store anchor along with J.C. Penney, Sears, or a discount retailer such as Target or Kohl's. These other anchors generally supply moderate private label goods, which typically complement the Company's more upscale and largely branded merchandise. The Company's strong metropolitan department store rivals have tended to bypass smaller midwestern cities, leaving Elder-Beerman as the dominant department store in these smaller markets.

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

     Certain departments in Elder-Beerman's department stores are leased to independent third parties. These leased departments, which include the fine jewelry, beauty salon, millinery and maternity departments, provide high quality service and merchandise where specialization and expertise are critical and the Company's direct participation in the business is not economically justifiable. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

     For the 52 weeks ending January 29, 2000 ("Fiscal 1999"), the 52 weeks ending January 30, 1999 ("Fiscal 1998") and the 52 weeks ending January 31, 1998 ("Fiscal 1997"), the Company's percentages of net sales by major merchandise category were as follows:

                         THE ELDER-BEERMAN STORES CORP.
                           RETAIL SALES BY DEPARTMENT

                                                              1999     1998     1997
MERCHANDISE CATEGORY                                            %        %        %
--------------------                                          -----    -----    -----
Women's Ready to Wear.......................................   33.0%    33.1%    34.0%
Accessories, Shoes & Cosmetics..............................   23.2%    22.6%    21.7%
Men's & Children's..........................................   23.3%    24.0%    24.3%
Home Store..................................................   20.5%    20.3%    20.0%
                                                              -----    -----    -----
TOTAL RETAIL................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

  Pricing

     All pricing decisions are made at the Company's corporate headquarters. The Company's pricing strategy is designed to provide superior quality and value appeal by offering competitive prices on fashion from better national brands. The Company has effectively been able to generate sales from promotions with special pricing of limited duration. The Company's management information systems provide timely sales and gross margin reports that identify sales and gross margins by item and by store and provide management with the information and flexibility to adjust prices and inventory levels as necessary.

  Purchasing and Distribution

     During Fiscal 1999, the Company purchased merchandise from over 1,000 domestic and foreign manufacturers and suppliers. During that period, the top 25 vendors by dollar volume accounted for approximately 38% of net purchases. In Fiscal 1999, the Company also purchased approximately 6% of its merchandise, primarily private label merchandise, through Frederick Atkins, Inc. ("Atkins"), a national association of major retailers that provided its members with group purchase opportunities. Management believes it has good relationships with its suppliers. No other vendor accounted for more than 5% of the Company's purchases. The Company believes that alternative sources of supply are available for each category of merchandise it purchases, including private label products which have been historically purchased through Atkins.

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

     The Company is currently developing a new point of sale system ("POS System") to enhance its customer service by speeding up the transaction at point of service and by taking advantage of technology to add more functions at point of service.

  Marketing

     The Company's marketing and advertising functions are centralized at its corporate headquarters, and are focused on communicating a timely and broad offering of moderate to better branded merchandise, a strong quality/value relationship and outstanding customer service. The Company employs comprehensive, multimedia advertising programs including print and broadcast as well as creative in-store displays, signage and special promotions. The Company distributes sale catalogs utilizing insertion in Sunday and weekday newspapers as well as direct mail to preferred charge customers. Catalogs are supplemented by additional newspaper advertising to support sale events as scheduled. The Company also uses television and radio in markets where it is productive and cost efficient.

  Credit Card Program

     The Company operates a private label credit card program through its wholly-owned subsidiary, Chargit. During Fiscal 1999, the Company issued 254,000 Elder-Beerman credit cards for newly opened accounts which included 26,000 accounts from its two new stores opened in the fall of 1999 and had approximately 862,000 Elder-Beerman active credit card accounts during Fiscal 1999. During 1999 Chargit introduced the Preferred Program to the top 10% of Elder-Beerman charge customers. This program rewards the most loyal Elder-Beerman customers with special shopping events and various soft benefits throughout the year. During Fiscal 1999, approximately 42% of Elder-Beerman's total sales were private label credit card sales. Cash sales and third party credit cards accounted for 33% and 25% of sales, respectively. Frequent use of the Elder-Beerman credit card by customers is an important element in the Company's marketing and growth strategies. The Company also seeks to increase the use of its private label credit card through incremental sales or shifting sales from other credit cards and other retailers, and by attracting new cardholders.

     All phases of the credit card operation are handled by Chargit except the processing of customer mail payments, which is performed pursuant to a retail lockbox agreement with a bank. Decisions whether to issue a credit card to an applicant are made on the basis of a credit scoring system.

  Customer Service

     Elder-Beerman has a strong tradition of providing quality customer service. The Company is presently enhancing its customer service image and creating a customer-oriented store environment by (a) centralizing customer service register stations; (b) eliminating nonselling activities from stores; (c) using training and recruiting practices to instill a culture of customer helpfulness, friendliness and responsiveness; and (d) developing a new POS System to expedite the sales completion process and provide additional functions at point of service.

  Expansion

     The Company is currently implementing a controlled expansion of new concept stores in markets having characteristics consistent with the Company's current markets. The Company believes that sufficient new locations are available in markets within or contiguous to the Company's current area of operations to support such an expansion. In addition, the Company believes that opportunities exist to expand existing stores where current space constraints prevent adequate presentation of certain core merchandise departments.

     During Fiscal 1999, the Company expanded its Winfield and Sandusky stores by increasing the size of the selling area in Winfield, West Virginia by 27,000 square feet and in Sandusky, Ohio by 41,000 square feet.

  New Concept Stores

     Elder-Beerman redesigned its core store format in late 1998 and early 1999 and opened two of these new concept stores in the fall of 1999. Because Elder-Beerman's top nine stores in sales productivity are stores between 48,000 to 58,000 square feet, the new stores are both approximately 55,000 square feet. These stores will serve as the prototype for future new stores. The Company has announced the opening of two concept stores for Fall 2000 in Howell, Michigan and West Bend, Wisconsin. Important features of the new stores include:

     - Customer Service Centers located in main aisles to eliminate the traditional, multiple single-terminal wrap stands in each selling area, thereby increasing selling floor space. These Customer Service Centers are always staffed and are highly visible to the customer. The goal of these service centers is to speed the ringing of sales and improve customer service.

     - An open sell/self select format for cosmetics, fashion jewelry and shoes, which is designed for customer convenience and to increase the efficiency of the selling staff.

     - The "Zone," a combined juniors' and young men's store within a store, which is designed to provide a more appealing shopping experience for the 13-25 year old "Generation Y" shopper.

     - Attractive, high capacity fixturing and wallscaping to increase the inventory density by 10% to 20%, which helps drive sales productivity.

     - Flexible utilization of space using a neutral color palette and nonpermanent walls to eliminate barriers between families of business and permit reconfiguration of the store without disruption of business.

  Bee-Gee Shoe Corp.

     On January 25, 2000, the Company completed the sale of its 50-unit Bee-Gee Shoe Corp. ("Bee-Gee") speciality shoe store chain, to a business group formed by Albertine Industries, Ark Capital and Bee-Gee management.

  Seasonality

     The department store business is seasonal, with a high proportion of sales and operating income generated in November and December. Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the Christmas holiday season when the Company must carry significantly higher inventory levels. Consumer spending in the peak retail season may be affected by many factors outside the Company's control, including competition, consumer demand and confidence, weather that affects consumer traffic and general economic conditions. A failure to generate substantial holiday season sales could have a material adverse effect on the Company.

  Competition

     The retail industry in general and the department store business in particular is intensely competitive. Generally, the Elder-Beerman department stores compete not only with other department stores in the same geographic markets, but also with numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores and manufacturer outlets. Some of the retailers with which the Company competes have substantially greater financial resources than the Company and may have other competitive advantages over the Company. The Elder-Beerman department stores compete on the basis of quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment.

  Associates

     On January 29, 2000, the Company had approximately 8,290 regular and part-time associates. Because of the seasonal nature of the retail business, the number of associates rises to a peak in the holiday season. None of the Company's associates are represented by a labor union. The Company's management considers its relationships with its associates to be satisfactory.

ITEM 2.  PROPERTIES

     Elder-Beerman currently operates 62 department stores and two furniture stores, principally in smaller midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania. Substantially all of the Company's stores are leased properties. The Company owns, subject to a mortgage, a 302,570 square foot office/warehouse facility located in Dayton, Ohio, which serves as its principal executive offices. The Company also leases an approximately 300,000 square foot distribution center in Fairborn, Ohio.

     On March 2, 2000 the Company announced the closing of its downtown Wheeling and Charleston stores in West Virginia.

     The following table sets forth certain information with respect to Elder-Beerman's department store locations operating as of January 29, 2000, the end of Elder-Beerman's most recently completed fiscal year:

                         THE ELDER-BEERMAN STORES CORP.
                            STORE SUMMARY BY REGION

                                                                  TOTAL
                                                                 SQUARE      DATE
        STATE/CITY                      LOCATION                  FEET      OPENED    OWN/LEASE
        ----------          ---------------------------------    -------    ------    ---------
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

                                                                  TOTAL
                                                                 SQUARE      DATE
        STATE/CITY                      LOCATION                  FEET      OPENED    OWN/LEASE
        ----------          ---------------------------------    -------    ------    ---------
Dayton                      Dayton Mall                          212,000    07/98       Lease
Dayton                      Salem Furniture                      124,987    11/72         Own
Dayton                      Kettering Town Center                 82,078    10/98       Lease
Dayton                      Northpark Center                     101,840    10/94       Lease
Defiance                    Northtowne Mall                       51,333    04/86       Lease
Fairborn                    Distribution Center                  300,000    12/90       Lease
Findlay                     Findlay Village Mall                  74,825    07/90       Lease
Franklin                    Middletown (Towne Mall)              118,000     1977         Own
Hamilton                    Hamilton                             167,925    04/74       Lease
Heath                       Indian Mound Mall                     73,695    09/86       Lease
Lancaster                   River Valley Mall                     52,725    09/87       Lease
Lima                        Lima Mall                            103,350    11/65       Lease
Marion                      Southland Mall                        74,621    11/84       Lease
Moraine                     Corporate Offices                    302,570    06/70         Own
New Philadelphia            New Towne Mall                        52,648    10/88       Lease
Piqua                       Miami Valley Center                   59,092    09/88       Lease
Sandusky                    Sandusky Mall                         80,398    03/83       Lease
Springfield                 Upper Valley Mall                     71,868    10/92       Lease
St. Clairsville             Ohio Valley Mall                      66,545    07/98       Lease
Toledo                      Woodville                            100,000    08/85       Lease
Toledo                      Westgate                             154,000    08/85       Lease
Wooster                     Wayne Towne Plaza                     53,689     6/94       Lease
Zanesville                  Colony Square                         70,346    09/85         Own

WEST VIRGINIA
Beckley                     Raleigh Mall                          50,210    07/98       Lease
Bridgeport                  Meadowbrook Mall                      70,789    07/98       Lease
                            Home Store                            74,723    07/98       Lease
Charleston                  Charleston Town Center                31,687    07/98       Lease
Huntington                  Huntington Mall                       75,640    07/98       Lease
Kanawha City                Kanawha Mall                          41,270    07/98       Lease
Morgantown                  Morgantown Mall                       70,790    09/90       Lease
Morgantown                  Mountaineer Mall                      70,470    07/98       Lease
Vienna                      Grand Central Mall                   106,000    07/98       Lease
Wheeling                    Wheeling                             183,000    07/98         Own
Winfield                    Liberty Square Center                 67,728    07/98       Lease

INDIANA
Anderson                    Mounds Mall                           66,703    07/81       Lease
Columbus                    Columbus Mall                         73,446    02/90       Lease
Elkhart                     Concord Mall                         104,000    11/85       Lease
Evansville                  Washington Square Mall               134,536    10/93       Lease

                                                                  TOTAL
                                                                 SQUARE      DATE
        STATE/CITY                      LOCATION                  FEET      OPENED    OWN/LEASE
        ----------          ---------------------------------    -------    ------    ---------
Kokomo                      Kokomo Mall                           75,704    10/87       Lease
Marion                      North Park Mall                       55,526    11/78       Lease
Muncie                      Muncie Mall                           80,000    10/97       Lease
Richmond                    Downtown                             100,000    08/74       Lease
Terre Haute                 Honey Creek Mall                      70,380    08/73       Lease
Warsaw                      Market Place Center                   56,120    10/99       Lease

MICHIGAN
Adrian                      Adrian Mall                           54,197    08/87       Lease
Benton Harbor               The Orchards Mall                     70,428    10/92       Lease
Jackson                     Westwood Mall                         70,425    09/93       Lease
Midland                     Midland Mall                          64,141    10/91       Lease
Monroe                      Frenchtown Square                     98,887    04/88       Lease
Muskegon                    Lakeshore Marketplace                 87,185    10/95       Lease

ILLINOIS
Danville                    Village Mall                          77,300    07/86       Lease
Mattoon                     Cross Country Mall                    54,375    03/78       Lease

WISCONSIN
Beloit                      Beloit Mall                           62,732    10/93       Lease
Green Bay                   Bay Park Square Mall                  75,000    09/95       Lease

KENTUCKY
Ashland                     Cedar Knolls Galleria                 70,000    07/98       Lease
Paducah                     Kentucky Oaks Mall                    60,092    08/82       Lease
Frankfort                   Frankfort                             53,954    11/99       Lease

PENNSYLVANIA
Erie                        Millcreek Mall                       119,800     9/98       Lease

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, without par value, (the "Common Stock") is listed on the Nasdaq Stock Market ("NASDAQ") and is designated a NASDAQ/National Market System Security trading under the symbol EBSC.

     The number of shareholders of record as of April 14, 2000 was 2,400.

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

     Pursuant to the Third Amended Joint Plan of Reorganization, as amended (the "Plan of Reorganization") of the Company, confirmed by an order entered by the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court") on December 16, 1997, the Company issued Common Stock and a Series A Warrant and a Series B Warrant, each convertible into Common Stock, in satisfaction of certain allowed claims against, or interests in, the Company in the voluntary petitions for relief filed by the Company and its subsidiaries with the Bankruptcy Court. Based upon the exemptions provided by section 1145 under chapter 11 of the United States Bankruptcy Code, as amended, the Company believes that none of these securities are required to be registered under the Securities Act of 1933 (the "Securities Act") in connection with their issuance and distribution pursuant to the Plan of Reorganization. The Company has no recent sales of unregistered securities other than such issuances pursuant to the Plan of Reorganization.

     The Company's high and low stock prices by quarter for Fiscal 1999 are set forth below:

                                                               HIGH       LOW
                                                              -------    ------
First Quarter
  1/31/99 to 5/1/99.........................................  $10.125    $7.000
Second Quarter
  5/2/99 to 7/31/99.........................................  $ 9.000    $6.000
Third Quarter
  8/1/99 to 10/30/99........................................  $ 8.500    $4.125
Fourth Quarter
  10/31/99 to 1/29/00.......................................  $ 7.125    $4.875

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

     The following table sets forth various selected financial information for the Company as of and for the fiscal years ended January 29, 2000, January 30, 1999, January 31, 1998, February 1, 1997 and February 3, 1996. Such selected consolidated financial information should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, set forth in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Form 10-K.

                                                                FISCAL YEAR ENDED
                                  -----------------------------------------------------------------------------
                                  JAN 29, 2000    JAN 30, 1999    JAN 31, 1998    FEB 1, 1997    FEB 3, 1996(A)
                                  ------------    ------------    ------------    -----------    --------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Total Revenues..................    $666,782        $610,371        $559,979       $546,431         $542,151
Earnings (Loss) Before
  Discontinued Operations and
  Extraordinary Items(b)........      18,015          25,864          (7,530)       (12,818)         (40,252)
Net Earnings (Loss).............    $ 15,228        $ 25,461        $(28,952)      $(12,429)        $(63,286)
Diluted Earnings (Loss) Per
  Common Share:
  Continuing Operations.........    $   1.17        $   1.79        $  (6.04)      $(103.34)        $(324.52)
  Discontinued Operations.......       (0.18)          (0.03)           5.38           3.14          (185.70)
  Extraordinary Items...........                                      (22.58)
                                    --------        --------        --------       --------         --------
         Net Earnings (Loss)....    $   0.99        $   1.76        $ (23.24)      $(100.20)        $(510.22)
                                    ========        ========        ========       ========         ========

                                                                FISCAL YEAR ENDED
                                  -----------------------------------------------------------------------------
                                  JAN 29, 2000    JAN 30, 1999    JAN 31, 1998    FEB 1, 1997    FEB 3, 1996(A)
                                  ------------    ------------    ------------    -----------    --------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Cash Dividends Paid:
  Common........................    $     --        $     --        $     --       $     --         $     --
  Preferred.....................    $     --        $     --        $     --       $     --         $     --
BALANCE SHEET DATA
Total Assets....................    $454,895        $452,360        $369,068       $367,501         $367,069
Short-Term Debt.................     131,086             951           1,105         57,931           50,100
Liabilities Subject to
  Compromise....................          --              --              --        223,641          222,253
Long-Term Obligations...........       6,130         121,507         142,024          5,669            3,100
OTHER DATA
Sales Increase (Decrease) From
  Prior Period..................         9.6%            9.7%            2.8%          (0.8%)           (6.9%)
Comparative Sales Increase
  (Decrease) From Prior
  Period........................         2.0%            4.1%            3.7%          (1.2%)           (8.4%)

---------------
Notes to Selected Historical Financial Data:

(a) Fiscal Year ended February 3, 1996 included 53 weeks as compared to 52 weeks for each of the other fiscal years shown.

(b) The financial information for Bee-Gee and Margo's LaMode, Inc. ("Margo's") is included as discontinued operations for all periods.

                       SELECTED QUARTERLY FINANCIAL DATA

                                                                 FISCAL 1999
                                      ------------------------------------------------------------------
                                      FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                      -------------    --------------    -------------    --------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues(a)...................    $146,952          $136,013         $155,914          $227,903
Net Earnings (Loss).................    $   (188)         $ (1,266)        $   (738)         $ 17,420
Diluted Earnings (Loss) Per Common
  Share:............................    $  (0.01)         $  (0.08)        $  (0.05)         $   1.18

                                                                 FISCAL 1998
                                      ------------------------------------------------------------------
                                      FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                      -------------    --------------    -------------    --------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues(a)...................    $122,879          $119,895         $151,184          $216,413
Net Earnings (Loss).................    $   (436)         $    239         $  1,825          $ 23,833
Diluted Earnings (Loss) Per Common
  Share:............................    $  (0.03)         $   0.02         $   0.11          $   1.51

---------------
(a) The financial information for Bee-Gee is included in discontinued operations for all periods.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for Fiscal 1999, Fiscal 1998 and Fiscal 1997. The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 8.

RESULTS OF OPERATIONS

  Fiscal 1999 Compared to Fiscal 1998

     Net sales for Fiscal 1999 increased by 9.6% to $637.8 million from $582.1 million for Fiscal 1998. The increase includes a 2.0% comparable store sales increase. Fiscal 1999 includes $31.8 million in sales during the first 26 weeks of 1999 from the stores acquired from Stone & Thomas that were not owned during the first 26 weeks of 1998. Women's better sportswear, intimate apparel, cosmetics, and domestics led the sales increase.

     Financing revenue from the Company's private label credit card for Fiscal 1999 increased by 2.2% to $26.1 million from $25.6 million for Fiscal 1998. The increase in finance charges is due to an increase in late fees charged of $0.5 million.

     Cost of merchandise sold, occupancy, and buying expenses increased to 72.1% of net sales for Fiscal 1999 from 70.5% of net sales for Fiscal 1998. This increase is primarily due to real estate expenses related to the new Dayton Mall, Erie, and West Virginia stores, for which sales have not yet matured to Company average productivity levels. In Fiscal 1998, the LIFO inventory valuation adjustment reduced cost of goods sold by $5.8 million (1% of net sales) compared to no adjustment in Fiscal 1999.

     Selling, general, and administrative expenses decreased to 27.4% of net sales for Fiscal 1999 from 28.4% for Fiscal 1998. This was due to the leveraging of corporate expenses with increased sales, partially offset by increased store payrolls as a percentage of sales. In addition, the Company implemented tracking systems and undertook studies of merchandise credits and gift certificates in Fiscal 1999, which resulted in a reduction of the liability for future redemptions. The Company also incurred nonrecurring acquisition and integration expenses in Fiscal 1998 related to interim financing for the acquisition of Stone & Thomas as well as other integration expenses.

     Provision for doubtful accounts decreased to 0.6% of net sales for Fiscal 1999 from 0.9% for Fiscal 1998. This improvement is due to fewer delinquent customer accounts and a reduction in personal bankruptcies, which resulted in fewer bad debt write-offs affecting the Company.

     Interest expense increased to $11.8 million for Fiscal 1999 from $11.5 million for Fiscal 1998. The increase is primarily due to higher average borrowing because of the Company's commencement of a stock repurchase program.

     Reorganization and other expense of $3.8 million was recorded in Fiscal 1999 compared to income of $4.7 million for Fiscal 1998. The other expense in 1999 was due to a charge of $4.6 million to reflect a write down of amounts related to an investment made several years ago in a cooperative buying group, partially offset by interest income. The income in 1998 was gains realized from the sale of the Company's 20% limited partnership interest in a partnership, which owned the Company's 300,000 square foot distribution center, and the sale of the Southtown department store building and a favorable settlement of bankruptcy related claims that were accrued at the end of 1997.

     The Company's effective income tax rate was 41.5% in Fiscal 1999 and 40.5% in Fiscal 1998 before adjustments to the Company's deferred tax asset valuation allowance. The Company reviewed the status of its deferred tax asset valuation allowance at the end of the fiscal year and determined that the valuation allowance should be reduced to reflect the likely utilization of net operating loss carryforwards to offset taxable income generated in future years. This resulted in a net income tax benefit being recorded in Fiscal 1999 and Fiscal 1998. See Note G to the Consolidated Financial Statements set forth in Item 8.

     During the third quarter of 1999 the Company adopted a plan to dispose of Bee-Gee and consummated the sale in the fourth quarter. In Fiscal 1999 the Company recorded a loss on disposal of $2.3 million, net of tax. The Company also recorded a loss from operations in Fiscal 1999 of $0.4 million, net of tax. In Fiscal 1998 a loss from operations was recorded of $0.4 million, net of tax. See Note L to the Consolidated Financial Statements set forth in Item 8.

  Fiscal 1998 Compared to Fiscal 1997

     Net sales for Fiscal 1998 increased by 9.7% to $582.1 million from $530.7 million for Fiscal 1997. The increase was due to a 4.1% comparative sales increase. The comparable sales results included the relocated Dayton Mall flagship store. In addition, the department stores acquired from Stone & Thomas generated $44.3 million in sales during the second half of 1998. Women's and men's better sportswear, furniture, intimate apparel, cosmetics, and shoes led the sales increase for the department stores.

     Financing revenue from the Company's private label credit card for Fiscal 1998 decreased by 3.8% to $25.6 million from $26.6 million for Fiscal 1997. The decline in finance charges was due to a reduction in outstanding customer accounts receivable, not including the Stone & Thomas customer accounts receivable portfolio purchased November 23, 1998, and had been partially offset by an increase in late fees charged.

     Cost of merchandise sold, occupancy, and buying expenses decreased to 70.5% of net sales for Fiscal 1998 from 72.3% of net sales for Fiscal 1997. This decrease was primarily due to a charge in 1997 of $5.6 million to record excess markdowns related to two department store closings versus $0.7 million in 1998 related to moving two department stores. In Fiscal 1998, the LIFO inventory valuation adjustment reduced cost of goods sold by $5.8 million compared to a decrease of $1.6 million in Fiscal 1997. In addition there was improved gross margin performance, which was partially offset by an increase in the buying staff as a result of being more fully staffed, and an increase in depreciation due to capital expenditures in 1998.

     Selling, general, and administrative expenses increased to 28.4% of net sales for Fiscal 1998 from 28.1% for Fiscal 1997. This was due to incurring $4.2 million in integration expenses as a result of the Stone and Thomas acquisition, partially offset by a reduction in the Company's store selling and customer service expenditures and modification to the Company's fringe benefit plans.

     Provision for doubtful accounts decreased to 0.9% of net sales for Fiscal 1998 from 1.6% for Fiscal 1997. This improvement was due to fewer write-offs of delinquent customer accounts and fewer personal bankruptcies affecting the Company.

     Interest expense increased to $11.5 million for Fiscal 1998 from $7.1 million for Fiscal 1997. The increase was due to the additional financing required to support the payment of bankruptcy obligations in connection with the consummation of the Company's chapter 11 Plan of Reorganization and the acquisition of Stone & Thomas, offset by a reduction resulting from the Company's issuance of 3,220,000 shares of additional common stock.

     Other income was $4.7 million for Fiscal 1998 compared to reorganization and other expense of $26.2 million for Fiscal 1997. The income in 1998 was primarily related to gains realized from the sale of the company's 20% limited partnership interest in a partnership that owned the Company's 300,000 square foot distribution center, and the sale of the Southtown department store building. The expense in Fiscal 1997 was due to $27.5 million of reorganization expenses that were incurred in the last year of the Company's bankruptcy, partially offset by interest income recorded due to a federal income tax refund.

     In Fiscal 1998 a federal, state, and city income tax expense was based on the Company's taxable income reduced by the applicable net operating loss carryforward generated in previous years. The Company also reviewed the status of its deferred tax asset valuation allowance at the end of the fiscal year and determined that the valuation allowance should be reduced to reflect the likely utilization of net operating loss carryforwards to offset taxable income generated in future years. This resulted in a net income tax benefit being recorded in Fiscal 1998. In Fiscal 1997, the Company recorded an income tax benefit based on a taxable loss and an adjustment to the deferred tax asset valuation allowance. See Note G to the Consolidated Financial Statements set forth in Item 8.

     During the third quarter of Fiscal 1999 the Company adopted a plan to dispose of Bee-Gee. The discontinued operations loss, net of tax, recorded in Fiscal 1998 is Bee-Gee's loss from operations. In Fiscal 1997 a discontinued operations gain, net of tax, of $7.4 million was recorded for the extinguishment of debt for Margo's. In December 1995, the Bankruptcy Court approved the disposal of Margo's. The gain recorded represents the difference between the amount of cash Margo's creditors received as part of the Plan of Reorganization and the liabilities subject to settlement recorded by Margo's. This gain was partially offset by

Bee-Gee's loss from operations in Fiscal 1997 of $0.7 million, net of tax. See Note L to the Consolidated Financial Statements set forth in Item 8.

     In Fiscal 1997 an extraordinary loss of $28.1 million was recorded in connection with the extinguishment of the Company's prepetition liabilities. The loss was based on the excess of the fair value of the stock and cash distributed to the general unsecured creditors over the carrying amount of the liabilities extinguished.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash provided by operating activities was $6.6 million for Fiscal 1999, compared to $14.8 million in Fiscal 1998. Net income for Fiscal 1999 was $15.2 million, including a one time noncash charge of $4.6 million in Fiscal 1999 to reflect a write down of amounts invested several years ago in a cooperative buying group, compared to $25.5 million for Fiscal 1998. Trade payables decreased $18.5 million in Fiscal 1999 compared to a decrease of $4.6 million in Fiscal 1998, due to reduced receipts in January, as well as automating invoice payment processing. Inventory increased slightly in Fiscal 1999 ($1.6 million) compared to an increase of $12.7 million in Fiscal 1998 due to the addition of the Stone & Thomas stores.

     Net cash used in investing activities was $13.5 million for Fiscal 1999, compared to $39.7 million for Fiscal 1998. Capital expenditures for store maintenance, remodeling, and data processing totaled $17.0 million for Fiscal 1999 compared to $16.2 million for Fiscal 1998. The cash proceeds from the sale of Bee-Gee in Fiscal 1999 were $3.0 million. The Stone & Thomas acquisition on July 27, 1998 required an investment of $19.4 million, net of cash acquired. On November 23, 1998 the Company acquired the Stone & Thomas customer accounts receivable portfolio from Alliance Data Systems for $13.0 million. During Fiscal 1998 the Company sold seven of the stores acquired from Stone & Thomas for $5.8 million. The Company also purchased for $2.8 million the department store building that housed the Southtown shopping center store. This department store was relocated to the Dayton Mall, and the Southtown location was sold for $6.0 million.

     For Fiscal 1999, net cash provided by financing activities was $7.0 million compared to $26.5 million for Fiscal 1998. The decrease is due to the elimination of funding required in Fiscal 1998 for the Stone & Thomas purchase, partially offset by additional borrowing of $7.4 million to fund the purchase by the Company of 1,133,200 shares of outstanding common stock, under its stock repurchase program. In August 1999, the Company announced a stock repurchase program to acquire up to $24 million in common shares over a two-year period.

     On April 20, 2000, the Company entered into financing commitments to replace its existing Revolving Credit Facilities, which are set to expire in December 2000 with agreements similar in scope and with a 36 month term. The intent of the early refinancing is to provide the Company with greater operating flexibility with respect to working capital management and capital expenditures. The new Credit Facilities will be effective during the Company's second quarter of Fiscal 2000.

     The new Revolving Credit Facility provides for borrowings and letters of credit in an aggregate amount up to $150,000,000, subject to a borrowing base formula based on seasonal merchandise inventories. There is a $40,000,000 sublimit for letters of credit.

     The Company's replacement Receivable Securitization Facility provides for borrowings up to $150,000,000 based on qualified, pledged accounts receivable balances. The terms and borrowing rates are substantially similar to the predecessor Receivable Securitization Facility with the exception of maximum borrowings, which have been reduced to $150,000,000 from $175,000,000, to reduce fees the Company historically has paid for unused borrowing capacity.

     The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the existing Credit Facilities and new Credit Facilities, to meet anticipated working capital and capital expenditure requirements, as well as debt service requirements under the existing Credit Facilities and new Credit Facilities.

     The Company may from time to time consider acquisitions of department store assets and companies. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand from operations, available borrowings under the Credit Facilities, and the possible issuance from time to time of long-term debt or other securities. Depending upon the conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

     The Company retained the investment banking firm of Wasserstein, Perella & Co. to advise the Company on strategic alternatives available to maximize shareholder value. The alternatives could include sale of the Company, recapitalization or merger.

YEAR 2000 DISCLOSURE

     The Company did not experience any malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 problems may occur with billing, payroll, or financial closings at month, quarter or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any Year 2000 or similar problems that have arisen for its customers and suppliers.

     The Company expended $525,000 on Year 2000 readiness efforts from 1997 through 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

Independent Auditors' Report................................     14
Consolidated Financial Statements as of January 29, 2000 and
  January 30, 1999 and for each of the three fiscal years in the period ended January 29, 2000:
  Statements of Operations..................................     15
  Balance Sheets............................................     16
  Statements of Shareholders' Equity........................     17
  Statements of Cash Flows..................................     18
  Notes to Consolidated Financial Statements................  19-34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Elder-Beerman Stores Corp.:

     We have audited the accompanying consolidated balance sheets of The Elder-Beerman Stores Corp. and subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2000 and January 30, 1999 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note A to the financial statements, the accompanying fiscal year 1998 and 1997 financial statements have been restated to reflect an accrual for sales returns.

DELOITTE & TOUCHE LLP

April 20, 2000
Dayton, Ohio

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             YEARS ENDED
                                                           -----------------------------------------------
                                                            JANUARY 29,      JANUARY 30,      JANUARY 31,
                                                               2000             1999             1998
                                                           -------------    -------------    -------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Net sales..............................................     $637,797         $582,091         $530,687
  Financing..............................................       26,124           25,573           26,574
  Leased departments.....................................        2,861            2,707            2,718
                                                              --------         --------         --------
          Total revenues.................................      666,782          610,371          559,979
                                                              --------         --------         --------
Costs and expenses:
  Cost of merchandise sold, occupancy and buying
     expenses............................................      459,728          410,631          383,571
  Selling, general and administrative expenses...........      174,977          165,125          149,037
  Provision for doubtful accounts........................        3,906            5,046            8,636
  Interest expense.......................................       11,771           11,536            7,084
  Reorganization and other expense (income)..............        3,784           (4,707)          26,208
                                                              --------         --------         --------
          Total costs and expenses.......................      654,166          587,631          574,536
                                                              --------         --------         --------
          Earnings (loss) before income tax benefit,
            discontinued operations and extraordinary
            item.........................................       12,616           22,740          (14,557)
Income tax benefit.......................................       (5,399)          (3,124)          (7,027)
                                                              --------         --------         --------
  Earnings (loss) from continuing operations.............       18,015           25,864           (7,530)
Discontinued operations..................................       (2,787)            (403)           6,709
                                                              --------         --------         --------
  Earnings (loss) before extraordinary item..............       15,228           25,461             (821)
Extraordinary item.......................................                                        (28,131)
                                                              --------         --------         --------
  Net earnings (loss)....................................     $ 15,228         $ 25,461         $(28,952)
                                                              ========         ========         ========
Earnings (loss) per common share -- basic:
  Continuing operations..................................     $   1.17         $   1.84         $  (6.04)
  Discontinued operations................................        (0.18)           (0.03)            5.38
  Extraordinary item.....................................                                         (22.58)
                                                              --------         --------         --------
          Net earnings (loss)............................     $   0.99         $   1.81         $ (23.24)
                                                              ========         ========         ========
Earnings (loss) per common share -- diluted:
  Continuing operations..................................     $   1.17         $   1.79         $  (6.04)
  Discontinued operations................................        (0.18)           (0.03)            5.38
  Extraordinary item.....................................                                         (22.58)
                                                              --------         --------         --------
          Net earnings (loss)............................     $   0.99         $   1.76         $ (23.24)
                                                              ========         ========         ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                          YEARS ENDED
                                                              ------------------------------------
                                                              JANUARY 29, 2000    JANUARY 30, 1999
                                                              ----------------    ----------------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and equivalents......................................      $  8,276            $  8,146
  Customer accounts receivable (less allowance for doubtful
     accounts: fiscal 1999 -- $2,048, fiscal
     1998 -- $4,377)........................................       140,356             141,205
  Merchandise inventories...................................       165,451             163,879
  Other current assets......................................        20,250              16,696
  Discontinued operations, net current assets...............                             7,106
                                                                  --------            --------
Total current assets........................................       334,333             337,032
                                                                  --------            --------
Property:
  Land and improvements.....................................         1,278               1,300
  Buildings and leasehold improvements......................        63,538              59,192
  Furniture, fixtures, and equipment........................       105,022              96,736
  Construction in progress..................................         2,069               1,554
                                                                  --------            --------
Total cost..................................................       171,907             158,782
Less accumulated depreciation and amortization..............       (96,975)            (87,290)
                                                                  --------            --------
Property, net...............................................        74,932              71,492
                                                                  --------            --------
Discontinued operations, net non-current assets.............                             2,196
Other assets................................................        45,630              41,640
                                                                  --------            --------
                                                                  $454,895            $452,360
                                                                  ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.........................      $131,086            $    951
  Accounts payable..........................................        36,556              53,798
  Accrued liabilities:
     Compensation and related items.........................         3,822               4,314
     Income and other taxes.................................         9,546               9,079
     Rent...................................................         3,176               2,602
     Other..................................................         9,348              15,100
                                                                  --------            --------
          Total current liabilities.........................       193,534              85,844
                                                                  --------            --------
Long-term obligations -- less current portion...............         6,130             121,507
Deferred items..............................................         9,054               7,797
Commitments and contingencies (Note O)
Shareholders' equity:
Common stock, no par, 14,923,846 shares at January 29, 2000
  and 15,898,864 shares at January 30, 1999 issued and
  outstanding...............................................       260,171             266,683
Unearned compensation -- restricted stock, net..............        (1,779)             (2,028)
Deficit.....................................................       (12,215)            (27,443)
                                                                  --------            --------
          Total shareholders' equity........................       246,177             237,212
                                                                  --------            --------
                                                                  $454,895            $452,360
                                                                  ========            ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   UNEARNED
                                             PREFERRED              ADDITIONAL   COMPENSATION-                  TOTAL
                                               STOCK      COMMON     PAID-IN      RESTRICTED                SHAREHOLDERS'
                                             SERIES B     STOCK      CAPITAL         STOCK       DEFICIT       EQUITY
                                             ---------   --------   ----------   -------------   --------   -------------
                                                                        (DOLLARS IN THOUSANDS)
Shareholders' equity at February 1, 1997,
  as previously reported (124,036 common
  shares outstanding)......................     $ 7      $  6,511    $ 23,283       $            $(23,663)    $  6,138
Adjustment for sales return reserve........                                                          (289)        (289)
                                                ---      --------    --------       -------      --------     --------
Shareholders' equity at February 1, 1997,
  as adjusted..............................       7         6,511      23,283                     (23,952)       5,849
Net Loss...................................                                                       (28,952)     (28,952)
Common stock issuance at bankruptcy
  emergence (12,372,960 common shares).....      (7)      191,580     (23,283)                                 168,290
Restricted shares issued (86,793 common
  shares)..................................                 1,260                    (1,260)
Amortization of unearned compensation......                                              35                         35
                                                ---      --------    --------       -------      --------     --------
Shareholders' equity at January 31, 1998
  (12,583,789 common shares outstanding)...               199,351                    (1,225)      (52,904)     145,222
Net earnings...............................                                                        25,461       25,461
Common stock issued (3,228,943 shares).....                65,563                                               65,563
Restricted shares issued, net of
  forfeitures (86,132 common shares).......                 1,769                    (1,769)
Amortization of unearned compensation......                                             966                        966
                                                ---      --------    --------       -------      --------     --------
Shareholders' equity at January 30, 1999
  (15,898,864 common shares outstanding)...               266,683                    (2,028)      (27,443)     237,212
Net earnings...............................                                                        15,228       15,228
Common stock issued (8,309 shares).........                   107                                                  107
Restricted shares issued, net of
  forfeitures (149,873 common shares)......                   831                      (831)
Shares purchased (1,133,200 shares)........                (7,450)                                              (7,450)
Amortization of unearned compensation......                                           1,080                      1,080
                                                ---      --------    --------       -------      --------     --------
Shareholders' equity at January 29, 2000
  (14,923,846 common shares outstanding)...     $        $260,171    $              $(1,779)     $(12,215)    $246,177
                                                ===      ========    ========       =======      ========     ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                              ---------------------------------------
                                                              JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................   $ 15,228      $ 25,461      $(28,952)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Provision for doubtful accounts........................      3,906         5,046         8,636
     Deferred income taxes..................................     (7,748)       (4,672)       (7,877)
     Provision for depreciation and amortization............     15,229        13,418        11,443
     Loss (gain) on disposal of assets......................         28        (2,521)          636
     Loss on equipment settlements..........................                                     74
     Stock-based compensation expense.......................      1,640         1,564            85
     Payment to general unsecured creditors.................                                (82,215)
     Loss (gain) on discontinued operations.................      2,787           403        (6,709)
     Impairment of investment...............................      4,639
     Extraordinary item.....................................                                 28,131
     Changes in noncash assets and liabilities (net of
      amounts acquired)
       Customer accounts receivable.........................     (3,057)        1,742         2,473
       Merchandise inventories..............................     (1,572)      (12,658)      (10,195)
       Other current assets.................................       (837)        1,995        12,682
       Other long-term assets...............................       (164)       (1,229)        1,549
       Net assets of discontinued operations................      1,740        (1,255)          450
       Accounts payable.....................................    (18,549)       (4,620)       15,461
       Accrued liabilities..................................     (6,685)       (7,842)          561
                                                               --------      --------      --------
          Net cash provided by (used in) operating
            activities......................................      6,585        14,832       (53,767)
                                                               --------      --------      --------
Cash flows from investing activities:
  Capital expenditures......................................    (17,041)      (16,215)      (20,647)
  Proceeds from sale of property............................        587        11,782
  Proceeds from sale of discontinued operations.............      3,000
  Acquisition of customer accounts receivable...............                  (13,046)
  Real estate acquired......................................                   (2,814)
  Payment for acquired business, net of cash purchased......                  (19,405)
                                                               --------      --------      --------
          Net cash used in investing activities.............    (13,454)      (39,698)      (20,647)
                                                               --------      --------      --------
Cash flows from financing activities:
  Net borrowings (payments) under asset securitization
     agreement..............................................     12,430        (8,606)      123,015
  Net borrowings (payments) on bankers' acceptance and
     revolving lines of credit..............................      3,279       (10,960)       10,960
  Payments on long-term obligations.........................       (951)       (1,105)         (748)
  Debt acquisition payments.................................       (309)         (613)       (1,634)
  Common shares purchased...................................     (7,450)
  Proceeds from common stock issuance, net of expense.......                   65,381
  Payments on debt assumed at acquisition...................                  (17,582)
  Net payments under DIP Facility...........................                                (57,773)
                                                               --------      --------      --------
          Net cash provided by financing activities.........      6,999        26,515        73,820
                                                               --------      --------      --------
Increase (decrease) in cash and equivalents.................        130         1,649          (594)
Cash and equivalents -- beginning of year...................      8,146         6,497         7,091
                                                               --------      --------      --------
Cash and equivalents -- end of year.........................   $  8,276      $  8,146      $  6,497
                                                               ========      ========      ========
Supplemental cash flow information:
  Interest paid.............................................   $ 11,189      $ 11,299      $  6,945
  Income taxes paid.........................................        778           569           497
Supplemental non-cash investing and financing activities:
  Capital leases............................................                                    235
  Issuance of common shares to satisfy deferred
     compensation...........................................         25
  Receivables acquired in the sale of The Bee-Gee Shoe
     Corp. .................................................      3,600

              See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of The Elder-Beerman Stores Corp. and subsidiaries, including The El-Bee Chargit Corp., a finance subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     FISCAL YEAR -- The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1999, 1998 and 1997 consist of 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

     ESTIMATES -- The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RELATED PARTIES -- The Company leased real estate under operating leases from certain affiliated entities, which were owned by certain directors and officers, and made payments to these related parties totaling $3.2 million in fiscal 1997. As a result of the issuance of new common shares of the Company as of December 30, 1997 (the "Effective Date"), these entities' are no longer affiliates and their directors and officers are no longer related parties.

     CASH AND EQUIVALENTS -- The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     CUSTOMER ACCOUNTS RECEIVABLE -- Customer accounts receivable are classified as current assets because the average collection period is generally less than one year.

     MERCHANDISE INVENTORIES are valued by the retail method applied on a last-in, first-out (LIFO) basis and is stated at the lower of cost or market. Current cost, which approximates replacement cost under the first-in, first-out
(FIFO) method, is equal to the LIFO value of inventories at January 29, 2000 and January 30, 1999.

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

     OTHER ASSETS -- Included in other assets is goodwill, which is amortized using the straight-line method over estimated useful lives of 10-25 years. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identified and is less than its carrying value.

     REVENUE RECOGNITION -- Revenues are recognized on merchandise inventory sold upon receipt by the customer. Finance revenue is generated by outstanding customer accounts receivable and recognized as interest is accrued on these outstanding balances. Leased departments revenue is recognized as the Company earns commission from the sale of merchandise within licensed departments.

     Historically, the Company has not recorded sales returns on the accrual basis of accounting because the difference between the cash and accrual basis of accounting was not material. In fiscal 1999, the Company is accruing sales returns in accordance with generally accepted accounting principles. Accordingly, the Company has recorded the cumulative effect of this adjustment on prior periods as an increase in current liabilities and a corresponding decrease in retained earnings of $289,000 as of February 1, 1997. Because the effects of this change were insignificant to the 1997 and 1998 fiscal years, the Company has recorded such amounts in the current year. The impact of recording this change in fiscal 1999 is not significant.

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

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. The impact of adopting this standard is not anticipated to be material to the consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 2000.

     COMPREHENSIVE INCOME is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income equals net income for each of the years reported.

     RECLASSIFICATIONS -- Certain amounts in the fiscal 1998 and 1997 financial statements have been reclassed to conform with the fiscal 1999 presentation.

B. CHAPTER 11 CASE

     On the Effective Date, the Company substantially consummated its Third Amended Joint Plan of Reorganization dated November 17, 1997, as amended, (the "Joint Plan"), which was confirmed by an order of the Bankruptcy Court entered on December 16, 1997.

     The Joint Plan established a reorganized Company, including a new Board of Directors, new benefit and compensation programs and agreements, a reorganization bonus paid to certain executives, authorization and issuance of shares of new common stock and the issuance of warrants. In addition, the Joint Plan provided for the settlement of prepetition liabilities subject to compromise, in the Company's Chapter 11 case in exchange for cash, shares of new common stock or reinstatement as liabilities of the reorganized Company.

     The cash disbursements upon the effectiveness of the Joint Plan were as follows:

Holders of general unsecured claims.........................    $    79,698
Holders of unsecured claims against the Company's
  discontinued Margo's operations...........................          2,517
                                                                -----------
Total payments made to general unsecured creditors..........    $    82,215
                                                                ===========

The new common shares issued upon the effectiveness of the Joint Plan were as follows:

Holders of general unsecured claims.........................     12,279,611
Holders of old common stock interests.......................        124,036
Reorganization bonus to certain executives..................         93,349
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

     The value of cash and common stock required to be distributed under the Joint Plan to the Company's general unsecured creditors exceeded the value of the liabilities settled. Therefore, the Company recorded an extraordinary loss related to the discharge of these prepetition liabilities. The extraordinary loss recorded by the Company was determined as follows:

Cash distribution to general unsecured creditors pursuant to
  the Joint Plan............................................    $  79,698
Fair value of new common stock issued to general unsecured
  creditors.................................................      178,300
                                                                ---------
                                                                  257,998
Less general unsecured claims...............................     (229,867)
                                                                ---------
Extraordinary loss..........................................    $  28,131
                                                                =========

C. ACQUISITION

     In 1998, the Company acquired Stone & Thomas for a purchase price of approximately $20.2 million in cash. Stone & Thomas operated 20 department stores located in West Virginia, Ohio, Kentucky, and Virginia. This transaction has been accounted for as a purchase. The excess of acquisition costs over fair value of the net assets acquired of $16.8 million is recorded as goodwill. As part of the Company's acquisition of Stone & Thomas, a plan to exit certain activities resulted in the sale of seven of the store locations, the closing of two and the recording of related liabilities for store closings, employee severance, lease buyouts and other expenses. The Company recorded an accrual to exit certain activities of Stone & Thomas in accordance with this plan in the amount of $6.8 million, which was paid in fiscal 1999 and 1998.

     PRO FORMA SUMMARY OF OPERATIONS DATA (UNAUDITED) - The unaudited pro forma summary of operation data for each of the 52 week periods ended January 30, 1999 and January 31, 1998 have been prepared by combining the consolidated statement of operations of The Elder-Beerman Stores Corp. with the consolidated statement of operations of Stone & Thomas for the same periods. To comply with the disclosures required by accounting principles generally accepted in the United States of America related to acquisitions, the following unaudited pro forma financial information is presented as though the acquisition occurred at the beginning of fiscal 1997. The expected synergy of this acquisition after integration with the existing business, including the disposition of stores, is not permitted to be reflected in the pro forma results. Therefore, the pro forma results are not indicative of results of operations in the future or in the periods presented below. Included in the pro forma results are adjustments to depreciation and amortization based on the purchase price allocation and the effect of the issuance of additional common shares. The net proceeds of the additional common shares were used, in part, to purchase Stone & Thomas. The following pro forma results reflect the operations of all 20 Stone & Thomas stores up to the date of acquisition.

                        PRO FORMA RESULTS OF OPERATIONS

                                                                          YEAR ENDED
                                                              -----------------------------------
                                                              JANUARY 30, 1999   JANUARY 31, 1998
                                                              ----------------   ----------------
                                                                          (UNAUDITED)
                                                               (ALL DOLLAR AMOUNTS IN THOUSANDS)
Net sales...................................................      $625,163           $651,170
Earnings (loss) before extraordinary item...................        17,402            (10,224)
Net earnings (loss).........................................        17,402            (38,355)
Net earnings (loss) per common share -- basic...............          1.11              (8.59)
Net earnings (loss) per common share -- diluted.............          1.08              (8.59)

     Subsequent to the acquisition, the Company closed two stores and sold seven store locations. Pro forma net sales for the Company, including only the eleven continuing Stone & Thomas stores are $614.5 million and $623.6 million for the years ended January 30, 1999 and January 31, 1998, respectively.

D. CUSTOMER ACCOUNTS RECEIVABLE

     Customer accounts receivable, which represent finance subsidiary receivables, are classified as shown in the following table. Interest is charged at an annual rate of 18% to 21%, depending on state law.

                                                                          YEAR ENDED
                                                              -----------------------------------
                                                              JANUARY 29, 2000   JANUARY 30, 1999
                                                              ----------------   ----------------
                                                               (ALL DOLLAR AMOUNTS IN THOUSANDS)
TYPE OF ACCOUNT
Optional and other..........................................      $134,727           $137,592
Deferred payment............................................         8,114              8,463
                                                                  --------           --------
          Total.............................................       142,841            146,055
Less:
  Allowance for doubtful accounts...........................        (2,048)            (4,377)
  Unearned interest on deferred contracts...................          (437)              (473)
                                                                  --------           --------
Customer accounts receivable, net...........................      $140,356           $141,205
                                                                  ========           ========

     Deferred payment accounts include the remaining unearned interest charge to be received. Unearned interest is amortized to finance income using the effective interest method.

                                                                       YEAR ENDED
                                                --------------------------------------------------------
                                                JANUARY 29, 2000    JANUARY 30, 1999    JANUARY 31, 1998
                                                ----------------    ----------------    ----------------
                                                           (ALL DOLLAR AMOUNTS IN THOUSANDS)
Allowance for doubtful accounts:
  Balance, beginning of year..................      $ 4,377             $ 4,177             $ 3,800
  Provision...................................        3,906               5,046               8,636
  Other.......................................                            1,463
  Charge offs, net of recoveries..............       (6,235)             (6,309)             (8,259)
                                                    -------             -------             -------
Balance, end of year..........................      $ 2,048             $ 4,377             $ 4,177
                                                    =======             =======             =======

     In the fourth quarter of fiscal 1998, the Company acquired Stone & Thomas' customer accounts receivable portfolio, which was previously owned and serviced by a third-party servicer. The portfolio totaled approximately $11.3 million, net of an initial allowance for doubtful accounts of approximately $1.5 million and expenses of approximately $300,000 included in the purchase price allocation.

     Customer accounts receivable result from the Company's proprietary credit card sales to customers residing principally in the midwestern states. As such, the Company believes it is not dependent on a given industry or business for its customer base and therefore has no significant concentration of credit risk.

     The El-Bee Chargit Corp. ("Chargit" or financing subsidiary) purchases substantially all Elder-Beerman and subsidiaries' proprietary credit card receivables; such receivables are purchased at a 3% discount (prior to January 1998, 2% discount). Customer accounts receivable held by the finance subsidiary are included above; purchase discounts are eliminated in consolidation.

E. DEBT

     The Company, through its financing subsidiary, has a three-year Revolving Credit Facility ("Credit Facility") and a three-year variable rate securitization loan agreement ("Securitization Facility") with a commercial bank that expires December 30, 2000. The Credit Facility provides for borrowings and letters of credit in an aggregate amount up to $150 million subject to a borrowing base formula based primarily on merchandise inventories and certain lower limitations for a defined period of the year. There is a $40 million sublimit for letters of credit. The Company has the option to finance borrowings at either Prime, plus 75 basis points or LIBOR, plus 175 basis points. As of January 29, 2000, the Company has $12.5 million in outstanding letters of credit and approximately $70 million available for additional borrowings under the Credit Facility.

     As of January 29, 2000, the Securitization Facility is a revolving arrangement whereby the Company can borrow up to $175 million. The Company's customer accounts receivable are pledged as collateral under the Securitization Facility. The borrowings under this facility are subject to a borrowing-based formula based primarily on outstanding customer accounts receivable. Borrowings bear interest at approximately one month LIBOR, plus 5 basis points.

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

     Outstanding borrowings of $130.1 million on the Credit and Securitization Facilities due December 2000 are classified as current liabilities. Management signed commitment letters with Citibank, N.A. to refinance the borrowings on a long-term basis with agreements similar in scope to the existing Credit and Securitization Facilities, except for the maximum borrowings under the new securitization facility, which will be reduced to $150 million. The closing on the new securitization and credit agreements is scheduled for May 2000.

     Debt consists of the following:

                                                              JANUARY 29, 2000    JANUARY 30, 1999
                                                              ----------------    ----------------
                                                               (ALL DOLLAR AMOUNTS IN THOUSANDS)
Mortgage note payable (9.75%)...............................     $   2,536            $  2,606
Industrial development revenue bonds, variable rates based
  on published index of tax-exempt bonds (4.81%)............         3,480               3,880
Capital lease obligations...................................         1,081               1,562
Credit facility (9.25%).....................................         3,279
Securitization facility (5.98%).............................       126,840             114,410
                                                                 ---------            --------
          Total.............................................       137,216             122,458
Current portion of long-term obligations....................      (131,086)               (951)
                                                                 ---------            --------
Long-term obligations.......................................     $   6,130            $121,507
                                                                 =========            ========

     Maturities of borrowings are $131,086,000 in 2000, $870,000 in 2001,
$362,000 in 2002, $281,000 in 2003, $253,000 in 2004, and $4,364,000 thereafter.

     Collateral for the industrial development revenue bonds and the mortgage note payable is land, buildings, furniture, fixtures and equipment with a net book value of $4.1 million at January 29, 2000.

     The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement. The differential between the fixed and variable rates to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. The Company had outstanding swap agreements with notional amounts totaling $115 million for the fiscal years ended 1999 and 1998, expiring September 28, 2001. This agreement has been matched to the Securitization Facility to reduce the impact of interest rate changes on cash flows.

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

     Minimum annual rentals, for leases having initial or remaining noncancellable lease terms in excess of one year at January 29, 2000, are as follows:

                                                              OPERATING       CAPITAL
FISCAL YEAR                                                    LEASES          LEASES
-----------                                                   ---------    --------------
                                                                (ALL DOLLAR AMOUNTS IN
                                                                      THOUSANDS)
  2000......................................................  $ 24,778         $  525
  2001......................................................    22,915            347
  2002......................................................    20,871            174
  2003......................................................    20,051             81
  2004......................................................    19,605             40
  Thereafter................................................   169,837
                                                              --------         ------
Minimum lease payments......................................  $278,057          1,167
                                                              ========
Less imputed interest.......................................                      (86)
                                                                               ------
Present value of net minimum lease payments.................                   $1,081
                                                                               ======

                                                                          YEAR ENDED
                                                           -----------------------------------------
                                                           JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                              2000           1999           1998
                                                           -----------    -----------    -----------
RENT EXPENSE
Operating Leases:
  Minimum................................................    $24,895        $19,848        $15,152
  Contingent.............................................      1,907          1,818          1,943
                                                             -------        -------        -------
Total rent expense.......................................    $26,802        $21,666        $17,095
                                                             =======        =======        =======

                                                              JANUARY 29,    JANUARY 30,
                                                                 2000           1999
                                                              -----------    -----------
ASSETS HELD UNDER CAPITAL LEASES
  Buildings.................................................    $ 5,538        $ 7,338
  Equipment.................................................        235            235
  Accumulated depreciation and amortization.................     (5,130)        (6,646)
                                                                -------        -------
                                                                $   643        $   927
                                                                =======        =======

     Assets acquired under capital leases are included in the consolidated balance sheets as property, while the related obligations are included in long-term obligations.

G. INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                                          YEAR ENDED
                                                           -----------------------------------------
                                                           JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                              2000           1999           1998
                                                           -----------    -----------    -----------
                                                               (ALL DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Federal..............................................     $    272       $    813        $
  State and local......................................          471            503            465
                                                            --------       --------        -------
                                                                 743          1,316            465
                                                            --------       --------        -------
Deferred:
  Net operating losses and tax credit carryforwards....       (1,178)         8,955         (5,529)
  Interest.............................................                        (266)        (6,119)
  Deferred income......................................         (268)                        1,804
  Discontinued operations..............................                                      2,362
  Valuation allowance..................................      (10,635)       (12,337)        (3,759)
  Other................................................        4,333         (1,024)         3,364
                                                            --------       --------        -------
                                                              (7,748)        (4,672)        (7,877)
                                                            --------       --------        -------
  Income tax expense (benefit).........................     $ (7,005)      $ (3,356)       $(7.412)
                                                            ========       ========        =======
Income statement classification:
  Continuing operations................................     $ (5,399)      $ (3,124)       $(7,027)
  Discontinued operations..............................       (1,606)          (232)          (385)
                                                            --------       --------        -------
          Total........................................     $ (7,005)      $ (3,356)       $(7,412)
                                                            ========       ========        =======

     The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

                                                           JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                              2000           1999           1998
                                                           -----------    -----------    -----------
Federal taxes computed at the statutory rate.............   $  4,416       $  7,959        $(5,095)
State and local taxes....................................        539            523            495
Valuation allowance......................................    (10,635)       (12,337)        (7,579)
Permanent items..........................................        281            731          5,152
                                                            --------       --------        -------
Income tax benefit from continuing operations............   $ (5,399)      $ (3,124)       $(7,027)
                                                            ========       ========        =======

     Deferred income taxes consist of the following:

                                                              JANUARY 29,    JANUARY 30,
                                                                 2000           1999
                                                              -----------    -----------
                                                                 (ALL DOLLAR AMOUNTS
                                                                    IN THOUSANDS)
Deferred tax assets:
  Net operating losses and tax credit carryforwards.........    $22,850       $ 21,672
  Deferred income...........................................      1,136            868
  Deferred compensation.....................................      1,666
  Bad debts.................................................        758          1,546
  Other.....................................................      7,258          6,132
                                                                -------       --------
                                                                 33,668         30,218
Valuation allowance.........................................     (3,829)       (14,464)
                                                                -------       --------
          Total deferred tax assets.........................     29,839         15,754
                                                                -------       --------
Deferred tax liabilities....................................     (7,768)        (1,431)
                                                                -------       --------
          Net deferred tax asset............................    $22,071       $ 14,323
                                                                =======       ========
Included in the balance sheets:
  Other current assets......................................    $ 8,090       $  5,151
  Other assets..............................................     13,981          9,172
                                                                -------       --------
          Net deferred tax assets...........................    $22,071       $ 14,323
                                                                =======       ========

     Permanent items consist primarily of non-deductible goodwill and bankruptcy related expenses that are not deductible for tax purposes. The net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets will result in future benefits only if the Company has taxable income in future periods. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance has been recorded for the tax effect of a portion of the future tax deductions and tax credit carryforwards. In the fourth quarter of fiscal 1999, 1998 and 1997, the Company reduced the valuation allowance to reflect the likely future utilization of its deferred tax assets.

     The federal net operating loss carryforward is approximately $57.5 million and is available to reduce federal taxable income through 2012. The tax credit carryforward is approximately $3.0 million, of which $632,000 will expire in 2009 and 2010, and the balance is an indefinite carryforward.

H. EMPLOYEE BENEFIT PLANS

     A defined-contribution employee benefit plan (the "Benefit Plan") covers substantially all employees. The Company may contribute to the Benefit Plan based on a percentage of compensation and on a percentage of earnings before income taxes. Expense of $1.9 million and $1.3 million was recorded in fiscal 1999 and 1998, respectively, for the Company's matching contribution to the Benefit Plan. No contribution expense was recorded in fiscal year 1997. Eligible employees can make contributions to the Benefit Plan through payroll withholdings of one to fifteen percent of their annual compensation. The Benefit Plan includes an employee stock ownership component.

     The Company has a Stock Purchase Plan, which provides for its employees to purchase Elder-Beerman common stock at a 15% discount. Employees can make contributions to the Stock Purchase Plan through payroll withholdings of one percent to ten percent of their annual compensation, up to a maximum of $25,000 per year. A total of 625,000 shares of common stock are registered and unissued under the Stock Purchase Plan.

     With the acquisition of Stone & Thomas, the Company assumed a defined-benefit pension plan, which covered all full-time employees of Stone & Thomas upon completion of one year of service and the attainment of age 21. The benefits were based upon years of service and the earnings. Accrued benefits were frozen as of September 30, 1998, as part of the Company's plan of acquisition. The Company's funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code.

     Summary information for the Company's defined-benefit plan is as follows:

                                                              JANUARY 29,    JANUARY 30,
                                                                 2000           1999
                                                              -----------    -----------
                                                                (ALL DOLLAR AMOUNTS IN
                                                                      THOUSANDS)
Change in the projected benefit obligation:
  Projected benefit obligation at beginning of year/date of
     acquisition............................................    $(6,092)       $(5,772)
  Service cost..............................................                       (12)
  Interest cost.............................................       (385)          (199)
  Actuarial gain (loss).....................................        608           (614)
  Benefits paid.............................................        750            505
                                                                -------        -------
Projected benefit obligation at end of year.................     (5,119)        (6,092)
                                                                -------        -------
Change in the plan assets:
  Fair value of plan assets at beginning of year/date of
     acquisition............................................      6,123          5,934
  Actual return (loss) on plan assets.......................       (247)           341
  Employer contributions....................................                       353
  Benefits paid.............................................       (750)          (505)
                                                                -------        -------
Fair value of plan assets at end of year....................      5,126          6,123
                                                                -------        -------
Plan assets in excess of projected benefit obligation.......          7             31
Reconciliation of financial status of plan to amounts
  recorded in balance sheet -- unrecorded effect of net loss arising from differences between actuarial assumptions
  used to determine periodic pension expense and actual
  expense...................................................        666            521
                                                                -------        -------
Net pension asset included in other assets in the Company's
  balance sheet.............................................    $   673        $   552
                                                                =======        =======
Benefit obligation discount rate............................        7.5%           6.5%
                                                                =======        =======

                                                              1999     1998
    The components of net pension income are as follows       -----    -----
Service cost................................................           $  12
Interest cost on projected benefit obligation...............  $ 385      199
Expected return on plan assets..............................   (507)    (249)
                                                              -----    -----
Net pension income..........................................  $(122)   $ (38)
                                                              =====    =====

     Plan assets are held in a trust and are invested primarily in equities and fixed income obligations. The expected long-term rate of return on plan assets used in determining net pension income was 8.5%.

I. EARNINGS (LOSS) PER COMMON SHARE

     Net earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted-average number of common shares outstanding during the year. Stock options, restricted shares, deferred shares and warrants outstanding represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. There was no dilutive effect of potential common shares in fiscal 1997. A reconciliation of the weighted average shares used in the basic and diluted earnings per share calculation is as follows:

                                                     1999          1998         1997
                                                  ----------    ----------    ---------
Weighted average common shares
  outstanding -- basic..........................  15,371,183    14,078,441    1,245,760
Dilutive potential common shares:
  Warrants......................................                   150,049
  Stock options.................................       2,953       185,161
  Restricted shares.............................       4,552        33,917
  Deferred shares...............................      63,970        25,388
                                                  ----------    ----------    ---------
Adjusted weighted average shares -- diluted.....  15,442,658    14,472,956    1,245,760
                                                  ==========    ==========    =========

J. SHAREHOLDERS' EQUITY

     The Company has authorized 25 million no par common shares. In August 1999, the Company's Board of Directors authorized the repurchase of up to $24 million in common shares over a two-year period. During fiscal 1999, a total of 1.1 million common shares were repurchased for $7.4 million. Also during fiscal 1999, a total of 8,309 common shares and 149,873 restricted shares were issued. There were 1,117,963 shares held in treasury at January 29, 2000.

     The Board of Directors has the authority to issue five million shares of preferred stock. At January 29, 2000, these shares are unissued.

     Warrants of 624,522 are attached to shares of 624,522.

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

K. STOCK-BASED COMPENSATION

     The Equity and Performance Incentive Plan (the "Incentive Plan") authorizes the Company's Board of Directors to grant restricted shares, stock options, appreciation rights, deferred shares, performance shares and performance units. Awards relating to 2,250,000 shares are authorized for issuance under this plan and awards related to 2,058,164 shares have been issued as of January 29, 2000.

     Officers and key employees have been granted stock options under the Incentive Plan. The options granted have a maximum term of ten years and vest over a period ranging from three to five years. In fiscal 1999 and 1998, the Company has granted certain discounted stock options to outside directors with an exercise price less than the market price of the stock on the grant date.

     On February 25, 1999, the Company granted 460,000 premium based options and 115,000 performance based restricted shares to certain executives. These premium based options have a vesting period of three years. The performance based restricted shares will vest three years from the date of grant only if the Company meets specified cumulative performance targets. The Company has not recorded any expense for these because of the uncertainty of attaining performance targets.

     The following table summarizes the Company's stock option activity:

                                             1999                    1998                   1997
                                     ---------------------    -------------------    -------------------
                                                 WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                  AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                      SHARES       PRICE      SHARES      PRICE      SHARES      PRICE
                                     ---------   ---------    -------   ---------    -------   ---------
Outstanding at beginning of year...    938,096    $12.53      773,000    $10.89
Granted:
  Discounted.......................     30,554      5.39       29,096     12.07      773,000    $10.89
  Undiscounted.....................    343,000      8.18      165,000     20.51
  Premium..........................    460,000      9.71
Canceled...........................   (105,500)    11.10      (29,000)    13.86
                                     ---------                -------                -------
Outstanding at end of year.........  1,666,150    $10.81      938,096    $12.53      773,000    $10.89
                                     ---------                -------                -------
Exercisable at year end............    346,965    $11.84      161,133    $10.89
                                     ---------                -------                -------
Weighted-average fair value of
  stock options granted during the
  year using the Black-Scholes
  options -- pricing model:
  Discounted.......................               $ 5.24                 $10.47                 $ 8.63
  Undiscounted.....................               $ 5.55                 $11.96
  Premium..........................               $ 4.94

                                                               1999       1998       1997
                                                              -------    -------    -------
Weighted-average assumptions used for grants:
  Expected dividend yield...................................        0%         0%         0%
  Expected volatility.......................................       63%        50%        35%
  Risk-free interest rate...................................      6.3%       5.3%       6.5%
  Expected life.............................................  7 years    7 years    7 years

     The following table shows various information about stock options outstanding at January 29, 2000:

                                    OPTIONS OUTSTANDING
                          ---------------------------------------       OPTIONS EXERCISABLE
                                         WEIGHTED-                  ----------------------------
                                          AVERAGE       WEIGHTED-       NUMBER        WEIGHTED -
                                         REMAINING       AVERAGE      EXERCISABLE      AVERAGE
                                        CONTRACTUAL     EXERCISE    AT JANUARY 29,     EXERCISE
RANGE OF EXERCISE PRICES   SHARES     LIFE (IN YEARS)     PRICE          2000           PRICE
------------------------  ---------   ---------------   ---------   ---------------   ----------
     4.313 -  8.750         313,554         8.0          $ 7.24
     9.094 - 12.375       1,200,965         7.6           10.51         311,334         $10.87
    14.125 - 18.000          16,076         8.6           15.39           6,076          16.19
    21.000 - 24.375         135,555         8.1           21.19          29,555          21.17
                          ---------                                     -------
                          1,666,150         7.7          $10.81         346,965         $11.84
                          =========                                     =======

     The Incentive Plan provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. As of January 29, 2000, 322,798 restricted common shares are issued and outstanding under the Incentive Plan. There were 149,873 and 86,132 shares awarded under the Incentive Plan in fiscal 1999 and 1998, respectively. The fair value of the restricted shares awarded was $1.2 million and $1.8 million in fiscal 1999 and 1998, respectively, which is recorded as compensation expense over the three-year vesting period.

     The Incentive Plan also provides for certain employees to elect to defer a portion of their compensation through the purchase of deferred shares. Each deferred share represents an employee's right to a share of the Company's common stock. As of January 29, 2000, 59,952 deferred shares are outstanding.

     Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards was approximately $1.6 million both in fiscal 1999 and 1998. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the Company's net earnings (loss) and diluted earnings (loss) per common share would have been reduced to the following pro forma amounts:

                                                                1999        1998        1997
                                                              --------    --------    ---------
                                                              (ALL DOLLAR AMOUNTS IN THOUSANDS)
Net earnings (loss):
  As reported...............................................  $15,228     $25,461     $(28,952)
  Pro forma.................................................   13,103      24,211      (29,018)
Net earnings (loss) per common share -- diluted:
  As reported...............................................     0.99        1.76       (23.24)
  Pro forma.................................................     0.85        1.67       (23.29)

L. DISCONTINUED OPERATIONS

     During fiscal 1999, the Company sold its wholly-owned subsidiary, The Bee Gee Shoe Corp. for $3 million cash, $1.5 million cash payable from subsequent earnings of the purchaser (the "Earnout"), and a $4.8 million note receivable. The Company obtained an independent appraisal of the fair value of the Earnout and note receivable in order to determine the amount received from sale. Payments on the note will commence March 31, 2002. In the interim, interest accrues at a rate of 8.5% per annum. Payments from subsequent earnings of the purchaser will commence no later than March 31, 2003. The sale was completed January 25, 2000. Revenues of the shoe division were $26.7 million, $31.2 million and $31.4 million in 1999, 1998 and 1997, respectively.

     The settlement of liabilities subject to compromise and other liabilities upon the Company's emergence from bankruptcy during fiscal 1997 resulted in a net gain of $7.4 million from its previously discontinued Margo's La Mode, Inc. ("Margo's") operations. The Company was able to utilize operating loss carryforwards that were fully reserved in prior years to offset the income tax expense related to this gain on discontinued operations. Therefore, there is no income tax expense recorded in connection with this gain. Margo's did not have any sales subsequent to fiscal 1995.

     The following are the components of discontinued operations:

                                                                 1999         1998        1997
                                                              ----------    --------    ---------
                                                               (ALL DOLLAR AMOUNTS IN THOUSANDS)
Loss from operations of shoe division (net of income tax
  benefit of $257, $232, and $385 in fiscal years 1999, 1998
  and 1997, respectively)...................................   $  (447)      $(403)      $ (669)
Loss on sale of shoe division, including loss on operations
  during phase-out period of $564 (net of income tax benefit
  of $1,349)................................................    (2,340)
Gain on settlement of Margo's liabilities...................                              7,378
                                                               -------       -----       ------
                                                               $(2,787)      $(403)      $6,709
                                                               =======       =====       ======

M. REORGANIZATION ITEMS

     Reorganization and other expense (income) is comprised of the following:

                                                            1999        1998         1997
                                                          --------    ---------    ---------
                                                          (ALL DOLLAR AMOUNTS IN THOUSANDS)
Asset Impairment........................................   $4,639      $            $
Gain on the sale of assets..............................                (3,285)
Reorganization expense..................................                             27,542
Other...................................................     (855)      (1,422)      (1,334)
                                                           ------      -------      -------
                                                           $3,784      $(4,707)     $26,208
                                                           ======      =======      =======

     In the fourth quarter of 1999, adverse changes occurred in the operations of a cooperative buying group in which the Company held an investment. The Company determined the fair value of its investment based on an analysis of the expected future cash flows. The asset impairment recorded reflects the write-down of the carrying amount of the investment in the cooperative buying group to its fair value. Gains from the sale of assets are from the Company's sale of a 20% interest in a distribution center and the sale of the Southtown department store building during fiscal 1998. Reorganization expenses are associated with the settlement of bankruptcy related items. Amounts recorded as reorganization expense for fiscal 1997 are as follows:

                                                              (ALL DOLLAR AMOUNTS IN THOUSANDS)
Professional fees...........................................               $15,505
Restructuring...............................................                 6,852
Adjustment to liabilities subject to compromise.............                 2,326
Reorganization bonus........................................                 2,100
Financing costs.............................................                   685
Equipment lease settlements.................................                    74
                                                                           -------
          Total.............................................               $27,542
                                                                           =======

     Restructuring costs included in reorganization are a result of the Company's decision to close two department stores and discontinue certain departments. Property impairment, severance and certain store closing costs are included in restructuring costs. Restructuring expenses of $3,363,000 and $3,489,000 were charged to the restructuring reserve in fiscal 1998 and 1997, respectively.

N. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          CASH AND EQUIVALENTS -- The carrying amount approximates fair value because of the short maturity of those instruments.

          CUSTOMER ACCOUNTS RECEIVABLE -- The net carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.

          LONG-TERM DEBT -- The carrying amount approximates fair value as a result of the variable-rate-based borrowings.

          INTEREST RATE SWAP AGREEMENTS -- The fair value of interest rate swaps is based on the quoted market prices that the Company would pay to terminate the swap agreements at the reporting date. The estimated fair value of the $115 million notional amount interest rate swap agreement is $1.1 million gain and $2.6 million loss at January 29, 2000 and January 30, 1999, respectively. There is no carrying amount in the consolidated balance sheets.

O. COMMITMENTS AND CONTINGENCIES

     LITIGATION -- The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. In addition, as a result of the bankruptcy case, the Company remains subject to the jurisdiction of the Bankruptcy Court for matters relating to the consummation of the Joint Plan. Management believes the outcome of any of the litigation matters that will not have a material effect on the Company's results of operations, cash flows or financial position have been appropriately accrued.

     INSURANCE -- The Company is self-insured for employee medical and workers' compensation subject to limitations for which insurance has been purchased. Management believes that those claims reported and not paid and claims incurred, but not yet reported, are appropriately accrued.

     LEASE GUARANTEES -- The Company has a guarantee lease obligation of thirty stores of Shoebilee, Inc. The leases have remaining noncancellable terms expiring no later than 2008. The minimum annual rentals related to these leases are $1,089,438 in 2000; $841,119 in 2001; $547,883 in 2002; $371,775 in 2003;
$358,933 in 2004; and $1,028,090 thereafter.

P. SEGMENT REPORTING

     Management assesses performance and makes operating decisions based on two reportable segments, Department Store and Finance Operations.

     The retail segment (Department Store) is identified by the merchandise sold and customer base served. The Department Store segment sells a wide range of moderate to better brand merchandise, including women's ready to wear, accessories, cosmetics, men's, children's and home stores. The Company's retail stores are principally engaged in smaller Midwestern markets in Ohio, Indiana, Illinois, Michigan, Pennsylvania, Wisconsin, Kentucky, and West Virginia. Net sales by major merchandising category in the Department Store segment are as follows:

                              MERCHANDISE CATEGORY

                                                       1999         1998         1997
                                                     ---------    ---------    ---------
                                                      (ALL DOLLAR AMOUNTS IN THOUSANDS)
Women's Ready to Wear..............................  $209,821     $191,953     $179,990
Accessories, Shoes and Cosmetics...................   149,337      133,551      116,395
Men's and Childrens................................   148,175      138,478      128,712
Home Store.........................................   130,464      118,109      105,590
                                                     --------     --------     --------
Total Department Store.............................  $637,797     $582,091     $530,687
                                                     ========     ========     ========

     The Finance Operations segment is a private label credit card program operated by the Company through its wholly owned subsidiary, Chargit. Finance Operations segment revenues consist primarily of finance charges earned through issuance of Elder-Beerman proprietary credit cards. All phases of the credit card operation are handled by Chargit except the processing of customer mail payments.

     The following table sets forth information for each of the Company's segments:

                                                       1999         1998         1997
                                                     ---------    ---------    ---------
                                                      (ALL DOLLAR AMOUNTS IN THOUSANDS)
DEPARTMENT STORE
Revenues...........................................  $640,658     $584,798     $533,405
Depreciation and amortization......................    14,724       13,045       11,127
Operating profit(1)................................     2,557       15,826       12,883
Capital expenditures...............................    16,615       15,933       20,343
Total assets.......................................   319,879      327,252      235,934

                                                       1999         1998         1997
                                                     ---------    ---------    ---------
                                                      (ALL DOLLAR AMOUNTS IN THOUSANDS)
FINANCE OPERATIONS
Revenues(2)........................................  $ 34,802     $ 32,783     $ 32,081
Depreciation and amortization......................       505          373          316
Operating profit(1)................................    24,064       21,461       16,292
Capital expenditures...............................       426          282          304
Total assets.......................................   135,016      125,108      133,133

---------------
(1) Total segment operating profit is reconciled to earnings (loss) before income tax benefit, discontinued operations and extraordinary item as follows:

                                                        1999        1998        1997
                                                      --------    --------    --------
Segment operating profit............................  $ 26,621    $ 37,287    $ 29,175
Store closing costs.................................                (1,302)     (7,759)
Acquisition and integration.........................                (4,154)
Interest expense....................................   (11,771)    (11,536)     (7,084)
Reorganization and other............................    (2,234)      2,445     (28,889)
                                                      --------    --------    --------
                                                      $ 12,616    $ 22,740    $(14,557)
                                                      ========    ========    ========

(2) Finance Operations segment revenues is reconciled to reported financing revenues as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
Segment revenues......................................  $34,802    $32,783    $32,081
Intersegment operating charge eliminated..............   (8,678)    (7,210)    (5,507)
                                                        -------    -------    -------
                                                        $26,124    $25,573    $26,574
                                                        =======    =======    =======

Q. SUBSEQUENT EVENTS

     On March 2, 2000, the Company announced its plan to close its downtown Wheeling and downtown Charleston stores in West Virginia. The Company will incur a pre-tax charge in the first quarter of 2000 of approximately $4 million for store closing costs.

                                  * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

            NAME              AGE                             POSITION
            ----              ---                             --------
Frederick J. Mershad........  57    Chairman of the Board and Chief Executive Officer
John A. Muskovich...........  53    President, Chief Operating Officer and Director
Scott J. Davido.............  38    Executive Vice President, Chief Financial Officer, Treasurer
                                    and Secretary
Charles P. Shaffer..........  53    Executive Vice President, Merchandising and Marketing
James M. Zamberlan..........  53    Executive Vice President, Stores
Steven D. Lipton............  48    Senior Vice President, Controller
Dennis Bookshester..........  61    Director
Stewart M. Kasen............  60    Director
Charles Macaluso............  56    Director
Steven C. Mason.............  64    Director
Thomas J. Noonan, Jr........  60    Director
Bernard Olsoff..............  71    Director
Laura H. Pomerantz..........  52    Director
Jack A. Staph...............  54    Director
John J. Wiesner.............  61    Director

     Frederick J. Mershad has served as Chairman of the Board of Elder-Beerman since December 1997, as Chief Executive Officer and a Director of Elder-Beerman since January 1997 and as President and a Director of Elder-Beerman from January 1997 to December 1997. Prior to this time, Mr. Mershad served as President and Chief Executive Officer of the Proffitt's division of Saks, Inc. ("Proffitt's") from February 1995 to December 1996; Executive Vice President, Merchandising Stores for Proffitt's from May 1994 to January 1995; Senior Vice President, General Merchandise Manager, Home Store for the Rich's Department Stores division of Federated Department Stores, Inc. ("Federated") from August 1993 to May 1994; and Executive Vice President, Merchandising and Marketing of the McRae's Department Stores division of Proffitt's from June 1990 to August 1993.

     John A. Muskovich has served as President, Chief Operating Officer, and a Director of Elder-Beerman since December 1997 and served as Executive Vice President of Administration of Elder-Beerman from February 1996 to December 1997. In addition, Mr. Muskovich served as Chief Financial Officer from December 1997 through March 1999. Prior to this time, Mr. Muskovich served as Director of Business Process for Kmart Corp. from September 1995 to February 1996; President of the Federated Claims Services Group with Federated from February 1992 to August 1995; Vice President of Benefits of Federated from 1994 to 1995; and Vice President, Corporate Controller of Federated from 1988 to 1992.

     Scott J. Davido was appointed to the position of Executive Vice President, Chief Financial Officer, Treasurer and Secretary in March 1999 and served as Senior Vice President, General Counsel and Secretary of Elder-Beerman from January 1998 through March 1999. Prior to this time, Mr. Davido was a partner with Jones, Day, Reavis & Pogue, a law firm, since December 1996, and was employed as an associate with the firm since September 1987.

     Charles P. Shaffer was appointed Executive Vice President, Merchandising and Marketing in August 1999 and served as a Senior Vice President-General Merchandise Manager of the Company from January 1985 through July 1999. Prior to this time, from 1981 through January 1985 Mr. Shaffer was a Divisional Vice President at Sibleys, a division of Associated Dry Goods, Inc.

     James M. Zamberlan has served as Executive Vice President, Stores of Elder-Beerman since July 1997. Prior to this time, Mr. Zamberlan served as Executive Vice President of Stores for Bradlee s, Inc. from September 1995 to January 1997 and also served as Senior Vice President of Stores for the Lazarus Division of Federated from November 1989 to August 1995.

     Steven D. Lipton has served as Senior Vice President, Controller of Elder-Beerman since March 1996. Prior to this time, Mr. Lipton served as Operating Vice President of Payroll for Federated Financial & Credit Services from September 1994 to January 1996 and served as Vice President and Controller of the Lazarus Division of Federated from February 1990 to August 1994.

     Dennis Bookshester has served as a Director of Elder-Beerman since December 1999. Mr. Bookshester serves as the acting Chief Executive Officer of Fruit of the Loom, a garment manufacturer that filed for protection under Chapter 11 of the United States Bankruptcy Code in December 1999. Mr. Bookshester also currently serves as a Director of Fruit of the Loom and Playboy Enterprises and as Chairman of Cutanix Corp.

     Stewart M. Kasen has served as a Director of Elder-Beerman since 1997. Mr. Kasen is currently a private investor. Mr. Kasen previously served as the President and Chief Executive Officer of Factory Card Outlet Corp. ("Factory Cards") from May 1998 through October 1999 and as Chairman from April 1997 through 1999. Factory Cards filed for protection under chapter 11 of the United States Bankruptcy Code in March 1999 and is developing a reorganization plan. Mr. Kasen served as Chairman of the Board, President, and Chief Executive Officer of Best Products Co., Inc. ("Best Products"), a Richmond, Virginia, retail catalogue showroom company, from June 1994 through April 1996, President and Chief Executive Officer from June 1991 to June 1994, and President and Chief Operating Officer from 1989 to June 1991. Best Products filed for protection under chapter 11 of the United States Bankruptcy Code in January 1991. Best Products' plan of reorganization was confirmed in June 1994, and it filed a petition for bankruptcy under chapter 11 again on September 24, 1996. Mr. Kasen also currently serves as a Director of Markel Corp.

     Charles Macaluso has served as a Director of Elder-Beerman since December 1999. Mr. Macaluso is a Principal in East Ridge Consulting, Inc., a management advisory and investment firm he founded in 1999. Prior to this, Mr. Macaluso served as a Principal from 1996 through 1999 in Miller Associates, Inc., a management consulting firm. Prior to this, Mr. Macaluso was a partner with the Airlie Group, L.P. and an analyst for Investment Limited Partners, L.P., both private investment partnerships, from 1986 through 1996.

     Steven C. Mason has served as a Director of Elder-Beerman since 1997. Mr. Mason retired from Mead Corp., a forest products company, in November 1997. Prior to retirement, Mr. Mason served as Chairman of the Board and Chief Executive Officer of Mead Corp. from April 1992 to November 1997. Mr. Mason also currently serves as a Director of PPG Industries, Inc. and Convergys.

     Thomas J. Noonan has served as a Director of Elder-Beerman since 1997. Mr. Noonan serves as Executive Vice President of WSR, Inc. ("WSR"), an automotive aftermarket retailer, and has served in this capacity since January 2000. Mr. Noonan served as WSR's Chief Restructuring Officer from August 1998 through December 1999. He also serves as the Chief Executive Officer of the Coppergate Group ("Coppergate"), a financial investment and management company, and has served in this capacity since May 1996. Prior to that, he served as a Managing Director of Coppergate from April 1993 through May 1996. Mr. Noonan served as Executive Vice President and Chief Financial Officer of Herman's Sporting Goods, Inc., a sporting goods retailer that filed for protection under chapter 11 of the United States Bankruptcy Code and is currently being liquidated from August 1994 through 1999. Mr. Noonan also currently serves as a Director of Intrenet Inc.

     Bernard J. Olsoff has served as a Director of Elder-Beerman since 1997. Mr. Olsoff retired from Frederick Atkins, a retail marketing and consulting company, in 1997. Prior to this time, Mr. Olsoff served as President, Chief Executive Officer and Chief Operating Officer of Frederick Atkins, from 1994 to April 1997, and President and Chief Operating Officer from 1983 to 1994. Mr. Olsoff also currently serves as a Director of The Leslie Fay Companies, Inc., an apparel design and manufacturing company ("Leslie Fay").

     Laura H. Pomerantz has served as a Director of Elder-Beerman since 1998. Mrs. Pomerantz currently serves as President of LHP Consulting & Management, a real estate consulting firm, and has served in this capacity since 1995. Through LHP Consulting & Management, Mrs. Pomerantz is also associated with Newmark Real Estate Co., Inc., a commercial real estate company, as Senior Managing Director and has served in this capacity since August 1996. Prior thereto, Mrs. Pomerantz served as Senior Managing Director of S.L. Green Real Estate Company, a commercial real estate company, from August 1995 to July 1996, and was affiliated with Koeppel Tenor Real Estate Services, Inc., a commercial real estate company, from March 1995 through July 1995. Prior to this time, Mrs. Pomerantz served as Executive Vice President and a Director of Leslie Fay, from January 1993 to November 1994, and as Senior Vice President and Vice President of Leslie Fay from 1986 through 1992.

     Jack A. Staph has served as a Director of Elder-Beerman since 1997. Mr. Staph is currently a consultant, lawyer and private investor. Mr. Staph has also served in an unrestricted advisory capacity to CVS Corp. since June 1997. Prior to this time, Mr. Staph served as Senior Vice President, Secretary, and General Counsel of Revco D.S., Inc., a retail pharmacy company, from October 1972 to August 1997.

     John J. Wiesner has served as a Director of Elder-Beerman since 1997. Mr. Wiesner has served as interim Chief Executive Officer of Stage Stores, Inc., a regional apparel retailer, since February 2000. Mr. Wiesner retired from C.R. Anthony, a regional apparel retailer, in June 1997. Prior to retirement, Mr. Wiesner served as Chairman of the Board of Directors, President and Chief Executive Officer of C.R. Anthony, from April 1987 to June 1997. Mr. Wiesner also currently serves as a Director of Stage Stores, Inc., Lamonts Apparel, Inc. and The Loewen Group, Inc. and as a member of the Advisory Committee of the Board of Directors of Fiesta Stores, Inc.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Securities and Exchange Commission requires this group to furnish us with copies of all such filings. The Company periodically reminds this group of its reporting obligation and assists in making the required disclosure once the Company is notified that a reportable event has occurred. The Company is required to disclose any failure by any of the above mentioned persons to make timely Section 16 reports.

     Based upon its review of such forms received by Elder-Beerman and written representations from the directors and executive officers that no other reports were required, Elder-Beerman is unaware of any instances of noncompliance, or late compliance, with such filings during fiscal year 1999 by its directors, executive officers or 10 percent shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

  Summary Compensation Table

     The table below shows the before-tax compensation for the years shown for Elder-Beerman's Chief Executive Officer and the four next highest paid executive officers (the "Named Executive Officers") at the end of fiscal year 1999.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                      -------------------------------   ----------------------------------------------
                                                                                AWARDS                  PAYOUTS
                                                                        -----------------------   --------------------
                                                                                     SECURITIES                 ALL
                                                            OTHER       RESTRICTED   UNDERLYING                OTHER
                                                            ANNUAL        STOCK       OPTIONS/      LTIP      COMPEN-
                                      SALARY    BONUS      COMPEN-       AWARD(S)       SARS      PAYOUTS     SATION
NAME AND PRINCIPAL POSITION    YEAR     ($)      ($)     SATION($)(2)      ($)          (#)         ($)      ($)(4)(5)
---------------------------    ----   -------   ------   ------------   ----------   ----------   --------   ---------
Frederick J. Mershad --
  Chairman and Chief           1999   600,000                             581,250     300,000                  7,665
  Executive Officer            1998   559,263   120,000     29,403      1,050,000      75,000                  9,970
                               1997   503,344   500,000     51,251        683,703     194,000
John A. Muskovich --
  President, Chief             1999   425,000                             310,000     160,000                  6,000
  Operating Officer            1998   412,207   85,000                    473,127      30,000                  9,950
                               1997   267,335   598,750                   505,325     126,000
Scott J. Davido --
  Executive Vice President --  1999   217,596   36,000      60,550         45,625      25,000                    382
  Chief Financial Officer,     1998   174,076   21,280      26,626         26,599                              4,585
  Treasurer and Secretary      1997    15,935   27,500(1)                   3,124      21,000

Charles P. Shaffer
  Executive Vice President --  1999   243,654   44,303(3)                  95,190      40,000                  7,159
  Merchandising and Marketing  1998   220,769   60,000                     37,495                              5,483
                               1997   190,385   60,000                     37,505      25,000                  1,349
James M. Zamberlan --
  Executive Vice President --  1999   309,808   53,156                                 20,000                  2,712
  Stores                       1998   278,803   79,650                    234,892      15,000                  8,050
                               1997   139,944   41,313                     20,386      61,000

---------------
(1) Includes a $25,000 signing bonus paid in fiscal year 1997.

(2) Moving expense reimbursement.

(3) Includes 4,430 deferred shares and 1,108 restricted shares awarded to Mr. Shaffer as the deferred portion of his 1999 bonus pursuant to the Equity and Performance Incentive Plan.

(4) Includes life insurance premium payments paid by the Company in 1999 in the following amounts: Mr. Mershad $4,425, Mr. Muskovich $2,760, Mr. Zamberlan $2,712, Mr. Davido $382 and Mr. Shaffer $2,299.

(5) Includes matching contributions paid by the Company in 1999 under the Company's Retirement Savings Plan in the following amounts: Mr. Mershad $3,240, Mr. Muskovich $3,240 and Mr. Shaffer $4,860.

STOCK OPTION/SAR GRANTS

     The following table sets forth information concerning stock option grants made to the Named Executive Officers during fiscal year 1999 pursuant to The Elder-Beerman Stores Corp. Equity and Performance Incentive Plan (the "Plan").

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE
                                                    INDIVIDUAL GRANTS                                VALUE
                                ----------------------------------------------------------     AT ASSUMED ANNUAL
                                                    PERCENT OF                                       RATE
                                   NUMBER OF          TOTAL                                     OF STOCK PRICE
                                   SECURITIES      OPTIONS/SARS                                  APPRECIATION
                                   UNDERLYING       GRANTED TO     EXERCISE                     FOR OPTION TERM
                                  OPTIONS/SARS     EMPLOYEES IN     OF BASE     EXPIRATION   ---------------------
NAME                            GRANTED(#)(1)(2)   FISCAL YEAR    PRICE($/SH)      DATE        5%($)      10%($)
----                            ----------------   ------------   -----------   ----------   ---------   ---------
Frederick J. Mershad..........      90,000(1)         11.41           8.00       2/25/06      261,453     639,230
                                   100,000(1)         12.67           9.60       2/25/06      130,503     550,256
                                   110,000(1)         13.94          11.20       2/25/06      (32,447)    429,281
John A. Muskovich.............      48,000(1)          6.08           8.00       2/25/06      139,441     340,923
                                    53,500(1)          6.78           9.60       2/25/06       69,819     294,387
                                    58,500(1)          7.41          11.20       2/25/06      (17,256)    228,300
Scott J. Davido...............      15,000(2)          1.90          9.125       3/15/09       86,080     218,143
                                    10,000(2)          1.27          9.125       4/22/09       57,387     145,429
Charles P. Shaffer............      15,000(2)          1.90          9.125       4/22/09       86,080     218,143
                                    25,000(2)          3.17          6.750       8/19/09      106,126     268,944
James M. Zamberlan............      20,000(1)          2.53          9.125       4/22/09      114,773     290,858

---------------
(1) Options vest three years from date of grant.

(2) Options vest one-fifth annually, beginning one year from date of grant.

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information about stock options exercised during fiscal year 1999 by the Named Executive Officers and the fiscal year-end value of unexercised options held by the Named Executive Officers. All of such options were granted under the Plan.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED               IN-THE-MONEY
                          SHARES                       OPTIONS/SARS HELD AT            OPTIONS/SARS HELD AT
                         ACQUIRED       VALUE          JANUARY 29, 2000 (#)           JANUARY 29, 2000($)(1)
                            ON         REALIZED    ----------------------------    ----------------------------
NAME                   EXERCISE (#)      ($)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                   ------------    --------    -----------    -------------    -----------    -------------
Frederick J.
  Mershad............       0           $0.00        92,600          476,400          $0.00           $0.00
John A. Muskovich....       0           $0.00        56,400          259,600          $0.00           $0.00
Scott J. Davido......       0           $0.00         8,400           37,600          $0.00           $0.00
Charles P. Shaffer...       0           $0.00        10,000           55,000          $0.00           $0.00
James M. Zamberlan...       0           $0.00        27,400           68,600          $0.00           $0.00

---------------
(1) Based on the closing price on NASDAQ of the Company's Common Stock on January 28, 2000 (the last trading day in fiscal year 1999) of $5.00.

EMPLOYMENT AND SEVERANCE AGREEMENTS WITH CERTAIN OFFICERS

     The Company has entered into employment agreements with Frederick J. Mershad, Chairman and Chief Executive Officer and John A. Muskovich, President and Chief Operating Officer, and several of its other executive officers as described below (the "Employment Agreements"). These Employment Agreements set forth (a) the executive's compensation and benefits, subject to increases at the discretion of the Board of Directors, (b) the Company's right to terminate the executive for cause or otherwise; (c) the amounts to be paid by the Company in the event of the executive's termination, death or disability while rendering services; (d) the executive's duty of strict confidence and to refrain from conflicts of interest; (e) the executive's obligations not to compete for the term of the agreement plus one year unless the executive terminated his employment for good reason or the employer terminates the executive other than for cause; and (f) the executive's right to receive severance payments. In general, these Employment Agreements provide that if Mr. Mershad or Mr. Muskovich is terminated for any reason, other than for cause or following a "change in control," (as defined in the Employment Agreements), he will receive payments equal to the remaining base salary that would have been distributed to him by the Company under the remaining term of his Employment Agreement and the incentive compensation earned by the executive for the most recent fiscal year. If such executive (a) is terminated within two years of a change in control without cause, (b) voluntarily terminates within two years of a change in control, or (c) is terminated in connection with but prior to a change in control and termination occurs following the commencement of any discussions with any third party that ultimately results in a change in control, he will receive a severance payment equal to the greater of 2.99 times the Internal Revenue Code "base amount" as described in Section 280G of the Internal Revenue Code or two times his most recent base salary and bonus and the executive will continue to be eligible for health benefits, perquisites and fringe benefits generally made available to senior executives following his termination, unless the executive obtains new employment providing substantially similar benefits. A tax gross-up on excise taxes also will be paid if the severance pay exceeds the limits imposed by the Internal Revenue Code.

     The Company has also entered into Employment Agreements that include severance pay provisions with each of Messrs. Zamberlan, Davido and Shaffer. These Employment Agreements set forth (a) the executive's compensation and benefits, subject to review at the discretion of the Board of Directors, (b) the Company's right to terminate the executive for cause or otherwise; (c) the amounts to be paid by the Company in the event of the executive's termination, death or disability while rendering services; (d) the executive's duty of strict confidence and to refrain from conflicts of interest; (e) the executive's obligations not to compete for the term of the agreement plus one year unless the executive terminated his employment for good reason or the employer terminates the executive other than for cause; and (f) the executive's right to receive severance payments if he (i) is terminated within two years of a change in control without cause, (ii) voluntarily terminates for defined good reasons within two years of a change of control, (iii) terminates his employment for any reason, or without reason, during the thirty-day period immediately following the first anniversary of a change in control, or (iv) is terminated in connection with but prior to a change in control and termination occurs following the commencement of any discussions with any third party that ultimately results in a change in control. Specifically, under the Employment Agreements, the amount of any severance payment by the Company will be the greater of 2.99 times the Internal Revenue Code "base amount" as described in
Section 280G of the Internal Revenue Code or two times his most recent base salary and bonus. Severance payments made under the Employment Agreements will reduce any amounts that would be payable under any other severance plan or program, including the Company's severance pay plan. A tax gross-up on excise taxes also will be paid if the severance pay exceeds the limit imposed by the Internal Revenue Code. In addition, the executive will continue to be eligible for health benefits, perquisites, and fringe benefits generally made available to senior executives for two years following his termination, unless the executive waives such coverage, fails to pay any amount required to maintain such coverage, or obtains new employment providing substantially similar benefits.

     The Company has also entered into Indemnification Agreements with each current member of the Board of Directors as well as each of the Company's executive officers. These agreements provide that, to the extent permitted by Ohio law, the Company will indemnify the director or officer against all expenses, costs, liabilities and losses (including attorneys' fees, judgments, fines or settlements) incurred or suffered by the director or officer in connection with any suit in which the director or officer is a party or is otherwise involved as a result of the individual's service as a member of the Board of Directors or as an officer so long as the individual's conduct that gave rise to such liability meets certain prescribed standards.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

     The Compensation Committee of the Board of Directors (the "Committee") has responsibility for setting and administering the policies that govern executive compensation. The Committee has authority, among other things, to review, analyze and recommend compensation programs to the Board and to administer and grant awards under the Company's Equity and Performance Incentive Plan (the "Plan"). The Committee is composed entirely of outside directors. Reports of the Committee's actions and decisions are recommended to the full Board. The purpose of this report is to summarize the philosophical principles, specific program objectives and other factors considered by the Committee in reaching its determination regarding the executive compensation of the Chief Executive Officer and the Company's executive officers.

     The Committee's goal is to ensure the establishment and administration of executive compensation policies and practices that will enable Elder-Beerman to attract, retain and motivate the management talent necessary to achieve the Company's goals and objectives. The Committee's philosophy is that executive compensation should include the following:

     - A competitive mix of short-term (base salary and annual incentive bonus) and long-term (stock options and restricted and deferred shares) compensation that helps the Company attract and retain executive talent.

     - Cash compensation that generally reflects competitive industry levels, with annual incentive bonus opportunities that may produce total compensation at or above competitive levels if performance against predetermined objectives exceeds expectations.

     - Opportunities for ownership of Elder-Beerman's Common Stock that align the interests of Company executives with the long-term interests of shareholders.

     The Company's executive compensation is comprised primarily of (i) salaries, (ii) annual cash incentive bonuses and (iii) long-term incentive compensation in the form of stock options, deferred shares and restricted shares granted under the Plan. Each year the Committee reviews market data and assesses the Company's competitive position for each of these three components. To assist in benchmarking the competitiveness of its compensation programs, the Committee retains a third-party consultant to compile an executive compensation survey for comparably sized retail companies. Because the Committee believes that compensation in the retail industry is more directly tied to the size of enterprise than the type of retail business, these surveys also include comparably sized retailers outside of the department store business. Each of the components of executive compensation is discussed below.

COMPONENTS OF COMPENSATION

  Base Salary

     Base salaries for Company executives were initially established in each of the executive's employment agreements, which were approved pursuant to the Plan of Reorganization. The Committee reviews base salaries annually and makes adjustments on the basis of the performance of both the individual executive and the Company, the executive's level of responsibility in the Company, the executive's importance to the Company and the general level of executive compensation in the retail industry. The base salaries and increases in the base salaries of the Company's executive officers (other than the Chief Executive Officer) are reviewed and approved by the Committee after considering recommendations made by the Chief Executive Officer in light of the criteria discussed above.

  Annual Bonus

     - General Parameters

     Annual bonus awards are designed to promote the achievement of the Company's business objectives. In setting the bonus award targets each year that the Company must meet before it can make any bonus payments, the Committee considers the Company's prior year's performance and objectives, as well as its expectations for the upcoming year. Additionally, individual performance goals are established for each participant. Bonus program participants receive no payments unless minimum thresholds are achieved.

     Bonus targets are fixed as a percentage of annual base salary based on comparable incentives paid by other retail companies. Target bonus percentages for the executive officers ranged from 35% to 50%. The target percentage increases with the level of responsibility of the executive. Bonus payments may range from 0% to 150% of the target annual bonus, with payments increasing as performance improves.

     - Deferred Shares and Restricted Shares

     An executive may elect to defer up to 50% of his annual bonus in the form of deferred shares. Deferred shares are subject to a deferral period of at least three years, which is accelerated in the event of death, permanent disability, termination of employment or change in control of Elder-Beerman. Holders of deferred shares do not have voting rights for their deferred shares, but the terms of the deferred shares may provide for dividend equivalents. The Company matches 25% of the deferred shares in restricted shares.

     Restricted shares vest in three years from the date of grant, which is accelerated in the event of death, permanent disability or a change in control of Elder-Beerman. Prior to vesting, restricted shares are forfeitable upon termination of employment. The restricted shares provide for dividend equivalents and voting rights.

     The deferred shares and restricted shares are granted to executives in accordance with the Plan.

     - 1999 Bonus Objectives

     Annual bonuses for 1999 were based on meeting weighted objectives for the following measurements:

     - Corporate operating profit;

     - Financial goals in the applicable executive's area of responsibility; and

     - Individual performance goals for the applicable executive

     For 1999, the Company did not achieve the target award level established for operating profit and therefore, the Company did not pay any amounts for this component of bonuses. Many executives were able to achieve some or all of their respective area of responsibility and individual performance goals, which resulted in each executive earning in total between 30% and 55% of the executive's respective target bonus amounts.

  Long-Term Incentive Awards

     - Stock Options, Deferred Shares and Restricted Shares

     The Committee administers the Plan, which provides for long-term incentives to executive officers in the form of stock options, deferred shares and restricted shares. The awards of stock options, deferred shares and restricted shares provide compensation to executives only if shareholder value increases. To determine the number of stock options, deferred shares and restricted shares awarded, the Committee reviews a survey prepared by a third-party consultant of awards made to individuals in comparable positions at other retail companies and the executive's past performance, as well as the number of long-term incentive awards previously granted to the executive. The deferred shares and restricted shares are subject to the terms and conditions described above.

  Executive Plan

     At the beginning of Fiscal 1999, the Committee adopted a long-term incentive award plan (the "Executive Plan") for Mr. Mershad, its Chief Executive Officer, and Mr. Muskovich, its President and Chief Operating

Officer. This Executive Plan consists of performance-based restricted shares and premium priced stock options. This Executive Plan was developed to achieve two key objectives:

     - Create strong incentives that will drive shareholder value; and

     - Create a retention mechanism for the top two officers of the Company.

     To establish benchmarks for a competitive long-term incentive plan for Messrs. Mershad and Muskovich, the Committee engaged a third party consultant to conduct an analysis of executive compensation at 12 peer retail companies. The Committee reviewed the current compensation packages of Messrs. Mershad and Muskovich and evaluated the Company's performance and future performance objectives. Bearing in mind these factors and the two key objectives for the Executive Plan, the Committee formulated the amounts of restricted shares and stock options to be granted under the Executive Plan to Messrs. Mershad and Muskovich and the earnings per share and stock price targets that must be met for Messrs. Mershad and Muskovich to earn their respective awards. Pursuant to the terms of the Executive Plan, any restricted shares granted to Messrs. Mershad and Muskovich will vest at the end of three years only if the Company meets target earnings per share levels. The premium price stock options will vest over a period of three years and the vesting is not contingent on performance goals.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     The base salary and increases in the base salary of the Chief Executive Officer are reviewed annually and approved by the Committee and the nonemployee members of the Board of Directors after review of the Chief Executive Officer's performance against predetermined performance criteria set by the nonemployee Directors.

  1999 Base Salary and Annual Bonus

     Mr. Mershad's annual base salary was $600,000, the same level as for 1998. Mr. Mershad is also eligible for an annual bonus of up to 50% of his base salary. Mr. Mershad's bonus is determined in the same manner described above for the executive officers. For fiscal year 1999, Mr. Mershad received no bonus.

  Executive Plan

     On February 25, 1999 pursuant to the Executive Plan, the Committee granted Mr. Mershad 75,000 restricted shares and options to purchase 300,000 shares of Elder-Beerman stock. The restricted shares granted to Mr. Mershad will vest at the end of three years only if the Company meets target earnings per share levels. The premium price stock options will vest at the end of three years and the vesting is not contingent on performance goals. At the date of the grant approximately one-third of the options had an exercise price equal to the then-current stock price. The remaining two-thirds of the options were set with exercise prices of 20% to 40% above current market price.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Under Section 162(m) of the Internal Revenue Code, the Company is precluded from deducting compensation in excess of $1 million per year paid to each of the Named Executive Officers. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. The Plan is designed to permit (but not require) the Committee to grant awards that will qualify as performance-based compensation that is excluded from the limitation in Section 162(m). The Committee believes that Section 162(m) should not cause the Company to be denied a deduction for Fiscal 1999 compensation paid to the Named Executive Officers. The Committee will work to structure components of its executive compensation package to achieve maximum deductibility under Section 162(m) while at the same time considering the goals of its executive compensation policies.

     The foregoing is the report of the Compensation Committee of the Board of Directors.

                                          Bernard Olsoff
                                          Jack A. Staph
                                          John J. Wiesner

COMPENSATION OF ELDER-BEERMAN'S DIRECTORS

     Directors who are employees of Elder-Beerman do not receive any separate fees or other remuneration for serving as a director or a member of any Committee of the Board. For fiscal year 1999, nonemployee directors were paid a retainer of $20,000 for their service on the Board of Directors. Nonemployee committee chairpersons were paid an additional $5,000 fee for their services on their respective committees. Nonemployee directors were also each paid a meeting fee of $1,500 for each board meeting attended, plus $500 for each committee meeting attended. Nonemployee directors may elect to take their annual retainer as cash or in the form of discounted stock options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee was or ever has been an officer or employee of Elder-Beerman or engaged in transactions with Elder-Beerman (other than in his capacity as a director). None of Elder-Beerman's executive officers serves as a director or member of the compensation committee of another entity, one of whose executive officers serves as a member of the Compensation Committee or a director of Elder-Beerman.

STOCK PRICE PERFORMANCE

     The following graph depicts the value of $100 invested in Elder-Beerman Common Stock (trading symbol "EBSC") beginning February 17, 1998 (the first trading day of the Common Stock) through January 29, 2000 (the last day of the Company's fiscal year). Comparisons are made to:

     1. The Standard & Poor's SmallCap 600 Index, a market-value weighted index of 600 domestic companies with an average equity market value of approximately $500 million.

     2. A Regional Department Store Peer Group, consisting of The Bon-Ton Stores, Inc., Stage Stores, Inc., Gottschalks Inc., and Jacobson Stores Inc. The return for this group was calculated assuming an equal dollar amount was invested in each retailer's stock based on closing prices as of February 17, 1998.
[ELDER-BEERMAN LINE GRAPH]

                                                                            REGIONAL DEPT STORE PEER
                                                 S&P SMALLCAP 600 INDEX            GROUP INDEX                    EBSC
                                                 ----------------------     ------------------------              ----
Feb 98                                                   100.00                      100.00                      100.00
May 98                                                   107.00                      116.00                      165.00
Aug 98                                                    93.00                       91.00                      140.00
Oct 98                                                    84.00                       57.00                       71.00
Jan 99                                                    93.00                       59.00                       54.00
May 99                                                    91.00                       53.00                       51.00
Jul 99                                                    97.00                       58.00                       37.00
Oct 99                                                    93.00                       53.00                       41.00
Jan 00                                                   103.00                       40.00                       30.00

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's Common Stock is the only outstanding class of voting securities. The following table sets forth information regarding ownership of the Company's Common Stock as of April 14, 2000 (except as otherwise noted) by:
(a) each person who owns beneficially more than 5% of Common Stock of the Company to the extent known to management, (b) each executive officer and director of the Company, and (c) all directors and executive officers as a group. Except as noted, all information with respect to beneficial ownership has been furnished by each director or officer or is based on filings with the Securities and Exchange Commission.

                                                              AMOUNT AND NATURE
                                                                OF BENEFICIAL      PERCENT
BENEFICIAL OWNER                                                OWNERSHIP(1)       OF CLASS
----------------                                              -----------------    --------
Snyder Capital Management, Inc..............................      3,083,650(2)      20.61
  350 California Street, Suite 1460
  San Francisco, CA 94104
PPM America, Inc............................................      1,966,868(3)      13.15
  225 West Wacker Drive, Suite 1200
  Chicago, IL 60606
James D. Bennett............................................      1,011,200(4)       6.76
  Bennett Management Corporation
  2 Stamford Plaza, Suite 1501
  281 Tressler Boulevard
  Stamford, CT 06901
The D3 Family Fund..........................................        900,000(5)       6.02
  19605 N.E. Eighth Street
  Camas, WA 98607
Dennis S. Bookshester.......................................          3,577          *
Stewart M. Kasen............................................         12,070(6)       *
Charles Macaluso............................................          5,794(6)       *
Steven C. Mason.............................................         23,717(6)       *
Frederick J. Mershad........................................        300,928(6)       2.01
John A. Muskovich...........................................        184,028(6)       1.23
Thomas J. Noonan, Jr........................................         10,909(6)       *
Bernard Olsoff..............................................         16,393(6)       *
Laura H. Pomerantz..........................................         21,489(6)(7)    *
Jack A. Staph...............................................         16,793(6)       *
John J. Wiesner.............................................         13,952(6)       *
Scott J. Davido.............................................         22,613(6)       *
Charles P. Shaffer..........................................         29,100(6)       *
James M. Zamberlan..........................................         48,238(6)       *
-------------------------------------------------------------------------------------------
All directors and executive officers as a group (15
  persons):.................................................        721,728          4.82%

---------------
 *  less than 1%

(1) Information with respect to beneficial ownership is based on information furnished to the Company by each shareholder included in this table. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. So, for example, you not only "beneficially" own the Elder-Beerman Common Stock that you hold directly, but also the Elder-Beerman Common Stock that you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share) the power to vote or sell or that you have the right to acquire within 60 days.

(2) Snyder Capital Management, Inc. ("SCMI") is the general partner of Snyder Capital Management, L.P. ("SCMLP"), a registered investment advisor. SCMI and SCMLP reported the beneficial ownership (as of December 31, 1999) of such shares in a Form 13f dated February 14, 2000.

(3) PPM America, Inc. ("PPM"), a registered investment advisor, reported the beneficial ownership (as of March 21, 2000) of such shares in a Schedule 13D dated March 21, 2000. All such shares are held in portfolios of PPM America Special Investments Fund, L.P. ("SIF I") and PPM America Special Investments CBO II, L.P. ("CBO II"). PPM serves as investment advisor to both SIF I and CBO II. PPM, PPM America CBO II Management Company (general partner of CBO
    II) and PPM American Fund Management GP, Inc. (general partner of SIF I) disclaim beneficial ownership of all such shares.

(4) Mr. Bennett reported the beneficial ownership (as of February 25, 2000) of such shares in a Schedule 13D filed on February 25, 2000. Mr. Bennett shares beneficial ownership of as well as voting and dispositive power with respect to such shares with Bennett Restructuring Fund, L.P. and Bennett Offshore Restructuring Fund, Inc.

(5) The D3 Family Fund ("D3") reported the beneficial ownership (as of February 24, 2000) of such shares in a Schedule 13D filed February 25, 2000. D3 has sole voting and dispositive power over such shares. Such shares include shares held by Haredale Ltd. (20,000), James Henry Hildebrandt (6,500), Toxford Corporation (3,000) and The Nierenberg Family Trust (50,000).

(6) These amounts include shares of Common Stock that the following persons had a right to acquire within 60 days after January 29, 2000.

                                                         STOCK OPTIONS EXERCISABLE
NAME                                                         BY MARCH 29, 2000
----                                                     -------------------------
Mr. Mershad............................................           107,600
Mr. Muskovich..........................................            62,400
Mr. Davido.............................................            11,400
Mr. Shaffer............................................            10,000
Mr. Zamberlan..........................................            30,400
Mr. Kasen..............................................             4,667
Mr. Macaluso...........................................             2,217
Mr. Mason..............................................            19,314
Mr. Noonan.............................................             6,506
Mr. Olsoff.............................................            11,990
Ms. Pomerantz..........................................            11,086
Mr. Staph..............................................            11,990
Mr. Wiesner............................................             9,549

(7) Includes 1,000 shares of Common Stock with shared voting or investment power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 8, 2000, the Compensation Committee of the Board of Directors of the Company recommended that the Board approve a loan to John A. Muskovich for the purpose of financing the purchase of his new home in Dayton, Ohio. Following approval by the Board of this recommendation, on February 8, 2000, the Company made an unsecured loan to Mr. Muskovich in the amount of $230,000. The Company's loan to Mr. Muskovich bears interest at the same rate charged to the Company under the Company's Credit Facilities. The principal and interest are due on the earlier of (i) three days after the closing of the purchase of Mr. Muskovich's old residence or (ii) August 8, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

     - Consolidated Balance Sheets -- As of January 29, 2000 and January 30,
       1999

     - Consolidated Statements of Operations -- For the Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

     - Consolidated Statements of Changes in Shareholders' Equity -- For the Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

     - Consolidated Statements of Cash Flows -- For the Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

     - Notes to Consolidated Financial Statements

     - Independent Auditors' Report

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

     (a)(3) Exhibits

     The following Exhibits are included in this Annual Report on Form 10-K:

    2(a)         Third Amended Joint Plan of Reorganization of The
                 Elder-Beerman Stores Corp. and its Subsidiaries dated
                 November 17, 1997 (previously filed as Exhibit 2 to the
                 Company's Form 10 filed on November 26, 1997 (the "Form
                 10"), and incorporated herein by reference)
    2(b)         Agreement and Plan of Merger by and Among The Elder-Beerman
                 Stores Corp., The Elder-Beerman Acquisition Corp. and Stone
                 & Thomas dated June 18, 1998 (previously filed as Exhibit
                 2(b) to the Company's Registration Statement on Form S-1
                 (File No. 333-57447) (the "Form S-1") and incorporated herein by reference)
    2(c)         First Amendment to Agreement and Plan of Merger By and Among
                 The Elder-Beerman Stores Corp., The Elder-Beerman
                 Acquisition Corp. and Stone & Thomas dated July 27, 1998
                 (previously filed as Exhibit 2(c) to the Company's Form S-1 and incorporated herein by reference)
    3(a)         Amended Articles of Incorporation (previously filed as
                 Exhibit 3(a) to the Company's Form 10-K filed on April 30,
                 1998 (the "1997 Form 10-K"), and incorporated herein by reference)
    3(b)         Amended Code of Regulations (previously filed as Exhibit
                 3(b) to the Form 10 and incorporated herein by reference)
    4(a)         Stock Certificate for Common Stock (previously filed as
                 Exhibit 4(a) to the Company's Form 10/A-1 filed on January
                 23, 1998 (the "Form 10/A-1") and incorporated herein by reference)
    4(b)         Form of Registration Rights Agreement (previously filed as
                 Exhibit 4(b) to the Form 10 and incorporated herein by reference)
    4(c)         Rights Agreement By and Between The Elder-Beerman Stores
                 Corp. and Norwest Bank Minnesota, N.A., dated as of December
                 30, 1997 (the "Rights Agreement") (previously filed as
                 Exhibit 4.1 to the Company's Registration Statement on Form
                 8-A filed on November 17, 1998 (the "Form 8-A") and incorporated herein by reference)
    4(d)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                 and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated
                 December 30, 1997 (previously filed as Exhibit 4(d) to the
                 1997 Form 10-K and incorporated herein by reference)

    4(e)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                 and the Elder-Beerman Stores Corp. for 374,713 shares of
                 Common Stock at a strike price of $14.80 per share dated
                 December 30, 1997 (previously filed as Exhibit 4(e) to the
                 1997 Form 10-K and incorporated herein by reference)
    4(f)         Amendment No. 1 to the Rights Agreement, dated as of
                 November 11, 1998 (previously filed as Exhibit 4.2 to the
                 Form 8-A and incorporated herein by reference)
    10(a)(i)     Pooling and Servicing Agreement Among The El-Bee Receivables
                 Corporation, The El-Bee Chargit Corp. and Bankers Trust
                 Company, dated December 30, 1997 (previously filed as
                 Exhibit 10(a)(i) to the Form 10/A-1 and incorporated herein by reference)
    10(a)(ii)    Series 1997-1 Supplement Among The El-Bee Receivables
                 Corporation, The El-Bee Chargit Corp. and Bankers Trust
                 Company, dated December 30, 1997 (previously filed as
                 Exhibit 10(a)(ii) to the Form 10/A-1 and incorporated herein by reference)
    10(a)(iii)   Certificate Purchase Agreement Among The El-Bee Receivables
                 Corporation, Corporate Receivables Corporation, The
                 Liquidity Providers Named Herein, CitiCorp North America,
                 Inc. and Bankers Trust Company, dated December 30, 1997
                 (previously filed as Exhibit 10(a)(iii) to the Form 10/A-1 and incorporated herein by reference)
    10(a)(iv)    Loan Agreement Among The El-Bee Receivables Corporation, The
                 El-Bee Chargit Corp., Bankers Trust Company, The Collateral
                 Investors Parties Hereto and CitiCorp North America, Inc.,
                 dated as of December 30, 1997 (previously filed as Exhibit
                 10(a)(iv) to the Form 10/A-1 and incorporated herein by
                 reference)
    10(a)(v)     Intercreditor Agreement By and Among The El-Bee Chargit
                 Corp., The Elder-Beerman Stores Corp., Bankers Trust
                 Company, CitiCorp USA, Inc., CitiCorp North America, Inc.,
                 Corporate Receivables Corporation and the Liquidity
                 Providers Named Herein, dated as of December 30, 1997
                 (previously filed as Exhibit 10(a)(v) to the Form 10/A-1 and incorporated herein by reference)
    10(a)(vi)    Parent Undertaking Agreement Among The Elder-Beerman Stores
                 Corp. and Bankers Trust Company, dated as of December 30,
                 1997 (previously filed as Exhibit 10(a)(vi) to the Form
                 10/A-1 and incorporated herein by reference)
    10(a)(vii)   Purchase Agreement (Chargit) Among The El-Bee Chargit Corp.
                 and The El-Bee Receivables Corporation, dated as of December
                 30, 1997 (previously filed as Exhibit 10(a)(vii) to the Form
                 10/A-1 and incorporated herein by reference)
    10(a)(viii)  Purchase Agreement (Elder-Beerman) Among The Elder-Beerman
                 Stores Corp. and The El-Bee Chargit Corp., dated as of
                 December 30, 1997 (previously filed as Exhibit 10(a)(viii)
                 to the Form 10/A-1 and incorporated herein by reference)
    10(a)(ix)    Subordinated Note Between The El-Bee Receivables Corporation
                 and The El-Bee Chargit Corp, dated December 30, 1997
                 (previously filed as Exhibit 10(a)(ix) to the Form 10/A-1
                 and incorporated herein by reference)
    10(b)(i)     Credit Agreement Among The Elder-Beerman Stores Corp., The
                 Lenders Party Hereto, Citibank, N.A. and CitiCorp USA, Inc.,
                 dated as of December 30, 1997 (previously filed as Exhibit
                 10(b)(i) to the Form 10/A-1 and incorporated herein by
                 reference)
    10(b)(ii)    Borrower Pledge Agreement Made by The Elder-Beerman Stores
                 Corp. to Citibank, N.A., dated December 30, 1997 (previously filed as Exhibit 10(b)(ii) to the Form 10/A-1 and
                 incorporated herein by reference)
    10(b)(iii)   Chargit Pledge Agreement Made By The El-Bee Chargit Corp. to
                 Citibank, N.A., dated December 30, 1997 (previously filed as
                 Exhibit 10(b)(iii) to the Form 10/A-1 and incorporated
                 herein by reference)
    10(b)(iv)    Security Agreement Made By The Elder-Beerman stores Corp.,
                 The El-Bee Chargit Corp., The Bee-Gee Shoe Corp. in Favor of
                 CitiCorp USA, Inc., dated December 30, 1997 (previously
                 filed as Exhibit 10(b)(iv) to the Form 10/A-1 and
                 incorporated herein by reference)

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

10(s)        Employment Agreement Between The Elder-Beerman Stores Corp. and John A. Muskovich, dated December
             30, 1997 (previously filed as Exhibit 10(s) to the 1997 Form 10--K and incorporated herein by reference)*
10(t)        Amended and Restated Employment Agreement Between The Elder-Beerman Stores Corp. and Frederick J.
             Mershad, dated December 30, 1997 (previously filed as Exhibit 10(t) to the 1997 Form 10-K and incorporated herein by reference)*
10(u)        Employment Agreement Between The Elder-Beerman Stores Corp. and James M. Zamberlan, dated
             December 30, 1997 (previously filed as Exhibit 10(u) to the Company's Form 10-K filed on April
             22, 1999 (the "1998 Form 10-K"), and incorporated herein by reference)*
10(v)        Employment Agreement Between The Elder-Beerman Stores Corp. and Scott J. Davido, dated December
             30, 1997 (previously filed as Exhibit 10(v) to the 1998 Form 10-K and incorporated herein by reference)*
10(w)        Amended and Restated Employment Agreement Between The Elder-Beerman Stores Corp. and Scott J.
             Davido, dated March 15, 1999 (previously filed as Exhibit 10(w) to the 1998 Form 10- K and incorporated herein by reference)*
10(x)        Employment Agreement Between The Elder-Beerman Stores Corp. and Steven D. Lipton, dated December
             30, 1997 (previously filed as Exhibit 10(x) to the 1998 Form 10-K and incorporated herein by reference)*
10(y)        Amended and Restated Credit Agreement Among The Elder-Beerman Stores Corp., The Lenders Party
             Thereto, Citibank, N.A. and CitiCorp USA, Inc., dated as of July 27, 1998 (previously filed as
             Exhibit 10(b)(i) to the Company's Form S-1 and incorporated herein by reference)
10(z)        Amended and Restated Security Agreement Made By The Elder-Beerman Stores Corp., The El-Bee
             Chargit Corp., The Bee-Gee Shoe Corp. in Favor of CitiCorp USA, Inc., dated July 27, 1998
             (previously filed as Exhibit 10(b)(iv) to the Company's Form S-1 and incorporated herein by reference)
10(aa)       Subsidiary Guaranty Made by Elder-Beerman West Virginia, Inc., dated July 27, 1998 (previously filed as Exhibit 10(b)(vii) to the Company's Form S-1 and incorporated herein by reference)
10(bb)       Employment Agreement Between The Elder-Beerman Stores Corp. and Charles P. Shaffer, dated August
             22, 1999*
10(cc)       Amendment No. 1 to Amended and Restated Credit Agreement Among The Elder-Beerman Stores Corp.,
             The Lenders Party thereto, Citibank, N.A. and Citicorp USA, Inc., dated August 18, 1999
10(dd)       Amendment No. 2 and Consent to Amended and Restated Credit Agreement Among The Elder-Beerman
             Stores Corp., The Lenders Party thereto, Citibank, N.A. and Citicorp USA, Inc., dated November
             23, 1999
10(ee)       Amendment No. 1 to Series 1997-1 Supplement Among The El-Bee Receivables Corporation, The El-Bee
             Chargit Corp. and Bankers Trust Company, dated November 25, 1998
10(ff)       Amendment No. 2 to Series 1997-1 Supplement Among The El-Bee Receivables Corporation, The El-Bee
             Chargit Corp. and Bankers Trust Company, dated November 24, 1999
10(gg)       Amendment No. 3 and Consent to Amended and Restated Credit Agreement Among The Elder Beerman
             Stores Corp., The Lenders Party thereto, Citibank, N.A. and Citicorp USA, Inc., dated December
             29, 1999
10(hh)       Amendment No. 1 to Amended and Restated Security Agreement Among The Elder-Beerman Stores Corp.,
             The Grantors Party Thereto and Citicorp USA, Inc., dated December 30, 1999
10(ii)       Amendment No. 1 to Certificate Purchase Agreement Among The El-Bee Receivables Corporation,
             Corporate Receivables Corporation, The Liquidity Providers Named Therein, Citicorp North America
             Inc. and Bankers Trust Company, dated November 25, 1998


    10(jj)       Subsidiary Guaranty Made by Elder-Beerman Holdings, Inc.,
                 Elder-Beerman Operations, LLC and Elder-Beerman Indiana,
                 L.P., dated December 30, 1999
    21           Subsidiaries of the Company
    23           Independent Auditors' Consent
    24           Powers of Attorney
    27           Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the three-months ended January 29, 2000.

(c) The response to this portion of Item 14 is included as Exhibits to this report.

     * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(d) Financial Statement Schedules

    All financial statement schedules are included in the consolidated financial statements herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2000.

                                          THE ELDER-BEERMAN STORES CORP.

                                          By: /s/     SCOTT J. DAVIDO
                                            ------------------------------------
                                                      Scott J. Davido
                                              Executive Vice President, Chief
                                                      Financial Officer,
                                                  Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on April 13, 2000.

                       SIGNATURE                                             TITLE
                       ---------                                             -----
                           *                              Chairman of the Board of Directors and Chief
--------------------------------------------------------    Executive Officer (Principal Executive
                  Frederick J. Mershad                      Officer)

                           *                              President, Chief Operating Officer, Director
--------------------------------------------------------
                   John A. Muskovich

                           *                              Executive Vice President, Chief Financial
--------------------------------------------------------    Officer, Treasurer and Secretary
                    Scott J. Davido                         (Principal Financial Officer)

                           *                              Senior Vice President, Controller (Principal
--------------------------------------------------------    Accounting Officer)
                    Steven D. Lipton

                           *                                                Director
--------------------------------------------------------
                 Dennis S. Bookshester

                           *                                                Director
--------------------------------------------------------
                    Stewart M. Kasen

                           *                                                Director
--------------------------------------------------------
                    Charles Macaluso

                           *                                                Director
--------------------------------------------------------
                    Steven C. Mason

                       SIGNATURE                                             TITLE
                       ---------                                             -----
                           *                                                Director
--------------------------------------------------------
                 Thomas J. Noonan, Jr.

                           *                                                Director
--------------------------------------------------------
                     Bernard Olsoff

                           *                                                Director
--------------------------------------------------------
                   Laura H. Pomerantz

                           *                                                Director
--------------------------------------------------------
                     Jack A. Staph

                           *                                                Director
--------------------------------------------------------
                    John J. Wiesner

- The undersigned, pursuant to certain Powers of Attorney executed by each of the directors and officers noted above and previously filed or filed herewith contemporaneously with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

Dated: April 27, 2000                     By: /s/     SCOTT J. DAVIDO
                                            ------------------------------------
                                                      Scott J. Davido
                                                      Attorney-in-Fact

                                 EXHIBIT INDEX

2(a)         Third Amended Joint Plan of Reorganization of The
             Elder-Beerman Stores Corp. and its Subsidiaries dated
             November 17, 1997 (previously filed as Exhibit 2 to the
             Company's Form 10 filed on November 26, 1997 (the "Form
             10"), and incorporated herein by reference)

2(b)         Agreement and Plan of Merger by and Among The Elder-Beerman
             Stores Corp., The Elder-Beerman Acquisition Corp. and Stone
             & Thomas dated June 18, 1998 (previously filed as Exhibit
             2(b) to the Company's Registration Statement on Form S-1
             (File No. 333-57447) (the "Form S-1") and incorporated
             herein by reference)
2(c)         First Amendment to Agreement and Plan of Merger By and Among
             The Elder-Beerman Stores Corp., The Elder-Beerman
             Acquisition Corp. and Stone & Thomas dated July 27, 1998
             (previously filed as Exhibit 2(c) to the Company's Form S-1 and incorporated herein by reference)
3(a)         Amended Articles of Incorporation (previously filed as
             Exhibit 3(a) to the Company's Form 10-K filed on April 30,
             1998 (the "1997 Form 10-K"), and incorporated herein by
             reference)
3(b)         Amended Code of Regulations (previously filed as Exhibit
             3(b) to the Form 10 and incorporated herein by reference)
4(a)         Stock Certificate for Common Stock (previously filed as
             Exhibit 4(a) to the Company's Form 10/A-1 filed on January
             23, 1998 (the "Form 10/A-1") and incorporated herein by
             reference)
4(b)         Form of Registration Rights Agreement (previously filed as
             Exhibit 4(b) to the Form 10 and incorporated herein by
             reference)
4(c)         Rights Agreement By and Between The Elder-Beerman Stores
             Corp. and Norwest Bank Minnesota, N.A., dated as of December
             30, 1997 (previously filed as Exhibit 4.1 to the Company's
             Registration Statement on Form 8-A filed on November 17,
             1998 (the "Rights Agreement") and incorporated herein by
             reference)
4(d)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
             and the Elder-Beerman Stores Corp. for 249,809 shares of
             Common Stock at a strike price of $12.80 per share dated
             December 30, 1997 (previously filed as Exhibit 4(d) to the
             1997 Form 10-K and incorporated herein by reference)
4(e)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
             and the Elder-Beerman Stores Corp. for 374,713 shares of
             Common Stock at a strike price of $14.80 per share dated
             December 30, 1997 (previously filed as Exhibit 4(e) to the
             1997 Form 10-K and incorporated herein by reference)
4(f)         Amendment No. 1 to the Rights Agreement, dated as of
             November 11, 1998 (previously filed as Exhibit 4.2 to the
             Form 8-A and incorporated herein by reference)
10(a)(i)     Pooling and Servicing Agreement Among The El-Bee Receivables
             Corporation, The El-Bee Chargit Corp. and Bankers Trust
             Company, dated December 30, 1997 (previously filed as
             Exhibit 10(a)(i) to the Form 10/A-1 and incorporated herein by reference)
10(a)(ii)    Series 1997-1 Supplement Among The El-Bee Receivables
             Corporation, The El-Bee Chargit Corp. and Bankers Trust
             Company, dated December 30, 1997 (previously filed as
             Exhibit 10(a)(ii) to the Form 10/A-1 and incorporated herein by reference)
10(a)(iii)   Certificate Purchase Agreement Among The El-Bee Receivables
             Corporation, Corporate Receivables Corporation, The
             Liquidity Providers Named Herein, CitiCorp North America,
             Inc. and Bankers Trust Company, dated December 30, 1997
             (previously filed as Exhibit 10(a)(iii) to the Form 10/A-1 and incorporated herein by reference)
10(a)(iv)    Loan Agreement Among The El-Bee Receivables Corporation, The
             El-Bee Chargit Corp., Bankers Trust Company, The Collateral
             Investors Parties Hereto and CitiCorp North America, Inc.,
             dated as of December 30, 1997 (previously filed as Exhibit
             10(a)(iv) to the Form 10/A-1 and incorporated herein by
             reference)

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

10(i)        The Elder-Beerman Stores Corp. Equity and Performance
             Incentive Plan, Effective December 30, 1997 (previously filed as Exhibit 10(i) to the 1997 Form 10-K and incorporated herein by reference)*
10(j)        Form of Restricted Stock Agreement for Non-Employee Director
             (previously filed as Exhibit 10(j) to the Form 10 and incorporated herein by reference)*
10(k)        Form of Restricted Stock Agreement (previously filed as
             Exhibit 10(k) to the Form 10 and incorporated herein by reference)*
10(l)        Form of Deferred Shares Agreement (previously filed as
             Exhibit 10(l) to the Form 10 and incorporated herein by reference)*
10(m)        Form of Nonqualified Stock Option Agreement for Non-Employee
             Director (previously filed as Exhibit 10(m) to the Form 10 and incorporated herein by reference)*
10(n) Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10(n) to the Form 10 and incorporated herein by reference)*
10(o)        Employee Stock Purchase Plan (previously filed as Exhibit
             10(o) to the Form 10 and incorporated herein by reference)*
10(p)        Comprehensive Settlement Agreement By and Among The Debtors,
             The ESOP and the ESOP Committee and the Shareholders of The
             Elder-Beerman Stores Corp., dated as of December 30, 1997
             (previously filed as Exhibit 10(p) to the 1997 Form 10-K and incorporated herein by reference)
10(q)        Tax Indemnification Agreement By and Among The Elder-Beerman
             Stores Corp., the Direct and Indirect Subsidiaries of
             Elder-Beerman, Beerman-Peal Holdings, Inc., The Beerman-Peal
             Corporation, Beerman Investments, Inc., The Beerman
             Corporation and The Individuals, Partnerships and Trusts named Herein dated as of December 15, 1997 (previously filed as Exhibit 10(q) to the Form 10 and incorporated herein by reference)
10(r)        Tax Sharing Agreement By and Among The Elder-Beerman Stores
             Corp., The Bee-Gee Shoe Corp. and The El-Bee Chargit Corp., dated as of December 30, 1997 (previously filed as Exhibit
             10(r) to the Form 10 and incorporated herein by reference)
10(s)        Employment Agreement Between The Elder-Beerman Stores Corp.
             and John A. Muskovich, dated December 30, 1997 (previously filed as Exhibit 10(s) to the 1997 Form 10-K and incorporated herein by reference)*
10(t)        Amended and Restated Employment Agreement Between The
             Elder-Beerman Stores Corp. and Frederick J. Mershad, dated
             December 30, 1997 (previously filed as Exhibit 10(t) to the
             1997 Form 10-K and incorporated herein by reference)*
10(u)        Employment Agreement Between The Elder-Beerman Stores Corp.
             and James M. Zamberlan, dated December 30, 1997 (previously filed as Exhibit 10(u) to the Company's Form 10-K filed on April 22, 1999 (the "1998 Form 10-K"), and incorporated herein by reference)*
10(v)        Employment Agreement Between The Elder-Beerman Stores Corp.
             and Scott J. Davido, dated December 30, 1997 (previously filed as Exhibit 10(v) to the 1998 Form 10-K and incorporated herein by reference)*
10(w)        Amended and Restated Employment Agreement Between The
             Elder-Beerman Stores Corp. and Scott J. Davido, dated March
             15, 1999 (previously filed as Exhibit 10(w) to the 1998 Form
             10-K and incorporated herein by reference)*
10(x)        Employment Agreement Between The Elder-Beerman Stores Corp.
             and Steven D. Lipton, dated December 30, 1997 (previously filed as Exhibit 10(x) to the 1998 Form 10-K and incorporated herein by reference)*
10(y)        Amended and Restated Credit Agreement Among The
             Elder-Beerman Stores Corp., The Lenders Party Thereto,
             Citibank, N.A. and CitiCorp USA, Inc., dated as of July 27,
             1998 (previously filed as exhibit 10(b)(i) to the Company's
             Form S-1 and incorporated herein by reference)

10(z)        Amended and Restated Security Agreement Made By The Elder-Beerman Stores Corp., The El-Bee Chargit
             Corp., The Bee-Gee Shoe Corp. in Favor of CitiCorp USA, Inc., dated July 27, 1998 (previously filed as exhibit 10(b)(iv) to the Company's Form S-1 and incorporated herein by reference)
10(aa)       Subsidiary Guaranty Made by Elder-Beerman West Virginia, Inc., dated July 27, 1998 (previously filed as exhibit 10(b)(vii) to the Company's Form S-1 and incorporated herein by reference)
10(bb)       Employment Agreement Between The Elder-Beerman Stores Corp. and Charles P. Shaffer, dated August 22,
             1999*
10(cc)       Amendment No. 1 to Amended and Restated Credit Agreement Among The Elder-Beerman Stores Corp., The
             Lenders Party thereto, Citibank, N.A. and Citicorp USA, Inc., dated August 18, 1999
10(dd)       Amendment No. 2 and Consent to Amended and Restated Credit Agreement Among The Elder-Beerman Stores
             Corp., The Lenders Party thereto, Citibank, N.A. and Citicorp USA, Inc., dated November 23, 1999
10(ee)       Amendment No. 1 to Series 1997-1 Supplement Among The El-Bee Receivables Corporation, The El-Bee
             Chargit Corp. and Bankers Trust Company, dated November 25, 1998
10(ff)       Amendment No. 2 to Series 1997-1 Supplement Among The El-Bee Receivables Corporation, The El-Bee
             Chargit Corp. and Bankers Trust Company, dated November 24, 1999
10(gg)       Amendment No. 3 and Consent to Amended and Restated Credit Agreement Among The Elder Beerman Stores
             Corp., The Lenders Party thereto, Citibank, N.A. and Citicorp USA, Inc., dated December 29, 1999
10(hh)       Amendment No. 1 to Amended and Restated Security Agreement Among The Elder-Beerman Stores Corp., The
             Grantors Party Thereto and Citicorp USA, Inc., dated December 30, 1999
10(ii)       Amendment No. 1 to Certificate Purchase Agreement Among The El-Bee Receivables Corporation, Corporate
             Receivables Corporation, The Liquidity Providers Named Therein, Citicorp North America Inc. and
             Bankers Trust Company, dated November 25, 1998
10(jj)       Subsidiary Guaranty Made by Elder-Beerman Holdings, Inc., Elder-Beerman Operations, LLC and
             Elder-Beerman Indiana, L.P., dated December 30, 1999
21           Subsidiaries of the Company
23           Independent Auditors' Consent
24           Powers of Attorney
27           Financial Data Schedule