Form 10-Q
period 2000-04-29
ELDER BEERMAN STORES CORP
filed 2000-06-13
CIK 32020

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended April 29, 2000

                                       OR

         [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

         As of June 9, 2000, 14,959,739 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                         THE ELDER-BEERMAN STORES CORP.

                                      INDEX


PART I.      FINANCIAL INFORMATION                                                                          PAGE

ITEM 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of April 29, 2000 and as of January 29, 2000
             (Unaudited).......................................................................................1

             Condensed Consolidated Statements of Operations for the 13 weeks ended April 29, 2000 and
             May 1, 1999 (Unaudited)...........................................................................2

             Condensed Consolidated Statements of Cash Flows for the 13 weeks ended April 29, 2000 and
             May 1, 1999 (Unaudited)...........................................................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited)..................................4

ITEM 2.      Management's Discussion and Analysis of Consolidated Financial Condition
             and Results of Operations.........................................................................7

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk........................................9


PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings................................................................................10

ITEM 2.      Changes in Securities and Use of Proceeds........................................................10

ITEM 3.      Defaults Upon Senior Securities..................................................................10

ITEM 4.      Submission of Matters to a Vote of Security Holders..............................................10

ITEM 5.      Other Information................................................................................10

ITEM 6.      Exhibits and Reports on Form 8-K.................................................................10


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

EXHIBIT INDEX.................................................................................................13

                         PART I. - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            April 29, 2000        January 29, 2000
                                                                           ---------------        ----------------
ASSETS
------

Current assets:
    Cash and equivalents                                                 $              8,256    $              8,276
    Customer accounts receivable (less allowance for doubtful
         accounts: April 29, 2000 - $1,718; January 29, 2000 - $2,048)                130,600                 140,356
    Merchandise inventories                                                           185,151                 165,451
    Other current assets                                                               17,889                  20,250
                                                                         --------------------    --------------------
         Total current assets                                                         341,896                 334,333

Property, fixtures and equipment, less accumulated depreciation
    and amortization                                                                   74,751                  74,932

Other assets:                                                                          45,273                  45,630
                                                                         --------------------    --------------------

         Total assets                                                    $            461,920    $            454,895
                                                                         ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current portion of long-term obligations                             $                967    $            131,086
    Accounts payable                                                                   37,955                  36,556
    Other accrued liabilities                                                          27,270                  25,892
                                                                         --------------------    --------------------
         Total current liabilities                                                     66,192                 193,534

Long-term obligations, less current portion                                           143,226                   6,130
Deferred items                                                                          9,120                   9,054
                                                                         --------------------    --------------------

    Total liabilities                                                                 218,538                 208,718

Shareholders' equity:
    Common stock, no par, 14,959,739 shares on April 29, 2000 and
         14,923,846 on January 29, 2000  issued and outstanding                       260,357                 260,171
    Unearned compensation - restricted stock                                           (1,689)                 (1,779)
    Deficit                                                                           (15,286)                (12,215)
                                                                         --------------------    --------------------

         Total shareholders' equity                                                   243,382                 246,177
                                                                         --------------------    --------------------

         Total liabilities and shareholders' equity                      $            461,920    $            454,895
                                                                         ====================    ====================

See notes to condensed consolidated financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                 13-weeks ended          13-weeks ended
                                                                 April 29, 2000            May 1, 1999
                                                                -----------------          -----------


Revenues:
    Net sales                                                  $            141,582    $            139,654
    Financing                                                                 6,770                   6,700
    Leased departments                                                          592                     598
                                                               --------------------    --------------------
Total revenues                                                              148,944                 146,952

Costs & expenses:
    Cost of merchandise sold, occupancy, and buying expenses                104,890                 102,109
    Selling, general, administrative, and other expenses                     42,269                  41,508
    Provision for doubtful accounts                                             943                     932
    Interest expense                                                          2,928                   2,483
    Other expense (income)                                                    2,713                    (125)
                                                               --------------------    --------------------

         Total costs & expenses                                             153,743                 146,907

Income (loss) from continuing operations before income
    tax expense (benefit)                                                    (4,799)                     45

Income tax expense (benefit)                                                 (1,728)                     17
                                                               --------------------    --------------------

Income (loss) from continuing operations                                     (3,071)                     28

Discontinued Operations                                                        --                      (216)
                                                               --------------------    --------------------

Net loss                                                       $             (3,071)   $               (188)
                                                               ====================    ====================


Basic net loss per common share
    Continuing Operations                                      $              (0.21)   $               --
    Discontinued Operations                                                    --                     (0.01)
                                                               --------------------    --------------------
Net loss                                                       $              (0.21)   $              (0.01)
Basic weighted average number of shares outstanding                      14,653,934              15,752,831

Diluted net loss per common share
    Continuing Operations                                      $              (0.21)   $               --
    Discontinued Operations                                                    --                     (0.01)
                                                               --------------------    --------------------
Net loss                                                       $              (0.21)   $              (0.01)
Diluted weighted average number of shares outstanding                    14,653,934              15,827,345


See notes to condensed consolidated financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    13-weeks ended          13-weeks ended
                                                                    April 29, 2000            May 1, 1999
                                                                    --------------            ------------

Cash flows from operating activities:
    Net loss                                                      $             (3,071)   $               (188)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation and amortization                                           3,705                   3,608
         Loss on discontinued operations                                          --                       216
         Changes in operating assets and liabilities, excluding
              discontinued operations                                           (4,492)                (27,295)
         Cash used in discontinued operations                                     --                    (1,202)
                                                                  --------------------    --------------------
           Net cash used in operating activities                                (3,858)                (24,861)

Cash flows from investing activities:
    Capital expenditures                                                        (3,133)                 (1,907)
                                                                  --------------------    --------------------
           Net cash used in investing activities                                (3,133)                 (1,907)


Cash flows from financing activities:
    Net payments under asset securitization agreement                          (14,541)                  1,621
    Net borrowings under revolving lines of credit                              21,753                  26,781
    Payments on long-term obligations                                             (235)                   (237)
    Other                                                                           (6)                     13
                                                                  --------------------    --------------------
           Net cash provided by financing activities                             6,971                  28,178
                                                                  --------------------    --------------------

Increas (decrease) in cash and equivalents                                         (20)                  1,410


Cash and equivalents - beginning of period                                       8,276                   8,146
                                                                  --------------------    --------------------

Cash and equivalents - end of period                              $              8,256    $              9,556
                                                                  ====================    ====================


Supplemental cash flow information:
    Interest paid                                                                2,570                   2,286





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

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

2.   Per Share Amounts

     Basic income (loss) per common share is computed by dividing net income
     (loss) by the weighted-average number of common shares outstanding. Stock options, restricted shares, deferred shares, and warrants outstanding represent potential common shares and are included in computing diluted income per share when the effect would be dilutive.

     A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

                                                                Thirteen weeks ended
                                                        April 29, 2000          May 1, 1999
                                                        --------------          -----------
     Weighted average common
         shares outstanding                               14,653,934            15,752,831

     Dilutive potential common shares
         Stock Options                                                               6,769
         Deferred Stock                                                             67,745
                                                                               -----------

     Adjusted weighted average shares                     14,653,934            15,827,345

3.   Stock-Based Compensation

     During the first quarter of 2000, a total of 25,000 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over five years.

     The Plan provides for the issuance of deferred shares to bonus eligible employees who elect to receive deferred shares in lieu of a portion of their cash bonus. During the first quarter of 2000, the Company awarded 15,570 deferred shares in lieu of cash bonus. These shares have a deferral period ending date of January 29, 2003. The Plan also provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. There were 35,893 restricted shares awarded under the Plan during the first quarter of 2000. The fair market value of the restricted shares is being amortized over the three year vesting period.

     Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the first quarter of 2000 a total of 17,334 stock options, with an exercise price of $3.75, were granted under this plan. These options vest on February 5, 2001.

4.   Debt

     On May 19, 2000 the Company entered into a new three-year Revolving Credit Facility ("Credit Facility"), and through its financing subsidiary, a new three-year variable rate securitization loan agreement ("Securitization Facility") with a commercial bank that expires May 18, 2003. Outstanding borrowings of $137.3 million on the Credit and Securitization Facilities due May 2003 are classified as long-term liabilities.

     The Credit Facility provides for borrowing and letters of credit in an aggregate amount up to $150 million subject to a borrowing base formula based primarily on merchandise inventories. There is a $40 million sublimit for letters of credit. The Company has the option to finance borrowings at either Prime, plus 25 basis points or LIBOR, plus 175 basis points through January 19, 2001 after which borrowing rates are subject to a leverage ratio.

     The Securitization Facility is a revolving agreement whereby the Company can borrow up to $150 million. The Company's customer accounts receivable are pledged as collateral under the Securitization Facility. The borrowings under this facility are subject to a borrowing-based formula based primarily on outstanding customer accounts receivable. Borrowings bear interest at approximately one month LIBOR, plus 5 basis points.

     Certain financial covenants related to debt are included in the Credit and Securitization facility agreements. Additionally, there are certain other restrictive covenants including limitations on the incurrence of additional liens, indebtedness, payment of dividends, distributions or other payments on and repurchase of outstanding capital stock, investments, mergers, stock transfer and sale of assets. Certain ratios related to the performance of the accounts receivable portfolio are also included.

5.   Store Closing

     On March 2, 2000 the Company announced its plan to close its downtown Wheeling and downtown Charleston stores in West Virginia. During the first quarter of 2000, the Company recorded costs of $1.1 million for fixed asset writedowns and $1.8 million for excess inventory markdowns. In addition, expense of $1.8 million was recorded for lease settlements and severance costs. The excess inventory markdowns are included in costs of merchandise sold, occupancy and buying expenses and all other costs are included in selling, general, administrative and other expenses. Both store closings are anticipated to be complete during the second quarter of 2000.

6.   Discontinued Operations

     During the fourth quarter of 1999 the company sold its wholly-owned subsidiary, The Bee-Gee Shoe Corp. ("Bee-Gee"), the specialty shoe store operation. Loss from operations for the 13-week period ending May 1, 1999 was approximately $0.2 million, net of income tax benefits of approximately $0.1 million. The financial statements and notes have been reclassified for all periods presented to reflect Bee-Gee as a discontinued operation.

7.   Segment Reporting

     The following table sets forth financial information by segment, $(000's):

                                         13-weeks ended
                               April 29, 2000        May 1, 1999
                               --------------        -----------
Department Store
    Revenues                  $       142,174    $       140,252
    Operating profit (loss)            (3,578)            (3,573)

Finance Operations
    Revenues                  $         8,757    $         8,678
    Operating profit                    6,074              6,023

Segment Subtotal
    Revenues (1)              $       150,931    $       148,930
    Operating Profit (2)                2,496              2,450

     (1) Segment revenues is reconciled to reported revenues as follows:

                                       13-weeks ended
                              April 29, 2000       May 1, 1999
                              --------------       -----------
Segment revenues             $       150,931    $       148,930
Intersegment operating
         charge eliminated            (1,987)            (1,978)
                             ---------------    ---------------
                             $       148,944    $       146,952
                             ===============    ===============

     (2) Total segment operating profit is reconciled to income (loss) from continuing operations before income tax expense (benefit) as follows:

                                       39-weeks ended
                            April 29, 2000       May 1, 1999
                            --------------       -----------
Segment operating profit   $         2,496    $         2,450
Store closing costs                 (4,720)              --
Interest expense                    (2,928)            (2,483)
Other                                  353                 78
                           ---------------    ---------------
                           $        (4,799)   $            45
                           ===============    ===============

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended April 29, 2000 ("First Quarter 2000") and May 1, 1999 ("First Quarter 1999"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follow are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

Net sales for the First Quarter 2000 increased by 1.4% to $141.6 million from $139.7 million for the First Quarter 1999. Comparable store sales decreased by 1.2%. Children's ready-to-wear, cosmetics, decorative home, domestics, furniture, and shoes had the most significant sales increases.

Financing revenue from the Company's private label credit card for the First Quarter 2000 increased by 1.0% to $6.8 million from $6.7 million for the First Quarter 1999. The increase in finance charges is due to an increase in late fees charged, partially offset by a reduction in carrying charges due to lower average outstanding accounts receivable.

Cost of merchandise sold, occupancy, and buying expenses increased to 74.1% of net sales for the First Quarter 2000 from 73.1% of net sales for the First Quarter 1999. This increase is due to an inventory adjustment of $1.8 million related to the closing of the Company's Wheeling and Charleston, West Virginia stores. The increase was partially offset by improved gross margin performance.

Selling, general, and administrative expenses increased to 29.9% of net sales for the First Quarter 2000 from 29.7% for the First Quarter 1999.

Provision for doubtful accounts was 0.7% of net sales for both the First Quarter 2000 and First Quarter 1999.

Interest expense increased to $2.9 million for the First Quarter 2000 from $2.5 million for the First Quarter 1999. The increase is due to increased amortization of loan amendment fees related to the sale of Bee-Gee, increased recurring fees related to the Credit Facilities, and increased interest rates.

Other expense of $2.7 million was incurred during the First Quarter 2000. This amount includes an expense of $2.9 million for lease buyout, severance cost, and write-down of fixed assets related to the closing of the Company's Wheeling and Charleston, West Virginia stores, partially offset by interest income.

An income tax benefit was recorded in the First Quarter 2000 at the rate of 36.0% compared to an expense recorded in the First Quarter 1999 at the rate of 38.0%.

During the third quarter of 1999 the Company adopted a plan to dispose of Bee-Gee and consummated the sale in the fourth quarter of 1999. The loss in the First Quarter 1999 was entirely loss from operations. Refer to the Notes to Condensed Consolidated Financial Statements note number four.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

Net cash used in operating activities was $3.9 million for the First Quarter 2000, compared to $24.9 million used in the First Quarter 1999. During the First Quarter 2000 the seasonal increase in inventory levels was $3.0 million less than in the First Quarter 1999. Also, during the First Quarter 2000 accounts payable increased by $2.5 million compared to a decrease of $6.8 million during the First Quarter 1999.

Net cash used in investing activities was $3.1 million for the First Quarter 2000, compared to $1.9 million for the First Quarter 1999. The Company has spent $1.2 million more than last year in capital expenditures for store maintenance, remodeling, and data processing.

For the First Quarter 2000, net cash provided by financing activities was $7.0 million compared to $28.2 for the First Quarter 1999, which represents reduced borrowing to fund cash used in operating and investing activities.

On May 19, 2000 the Company completed the replacement of its existing Credit Facilities, which were set to expire in December 2000, with agreements similar in scope and with 36 month terms. The new Revolving Credit Facility provides for borrowings and letters of credit in an aggregate amount up to $150,000,000, subject to a borrowing base formula based on seasonal merchandise inventories. There is a $40,000,000 sublimit for letters of credit.

The Company's replacement Receivable Securitization Facility provides for borrowings up to $150,000,000 based on qualified, pledged accounts receivable balances. The terms and borrowing rates are substantially similar to the predecessor Receivable Securitization Facility.

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

            4(b) Rights Agreement By and Between The Elder-Beerman Stores Corp. and Norwest Bank Minnesota, N.A., dated as of December 30, 1997 (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on November 17, 1998 (the "Form 8-A") and incorporated herein by reference)

            4(c) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997 (previously filed as Exhibit 4(d) to the Form 10-K and incorporated herein by reference)

            4(d) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference)

            4(e) Amendment No. 1 to the Rights Agreement, dated as of November 11, 1998 (previously filed as Exhibit 4.2 to the Form 8-A and incorporated herein by reference)

           10(a) Amendment No. 1 to The Elder-Beerman Master Trust Pooling and Servicing Agreement, dated as of May 19, 2000, among The El-Bee Receivables Corporation, The El-Bee Chargit Corp. and Bankers Trust Company.

           10(b) Elder-Beerman Master Trust Series 2000-1 Supplement, dated as of May 19, 2000, among The El-Bee Receivables Corporation, as Transferor, The El-Bee Chargit Corp., as Servicer and Bankers Trust Company, as Trustee.

           10(c) Series 2000-1 Certificate Purchase Agreement, dated May 19, 2000, among The El-Bee Receivables Corporation, as Seller, the Conduit Purchasers Named Therein, the Committed Purchasers Named Therein, the Managing Agents Named Therein, Citicorp North America, Inc., as Program Agent for the Purchasers and Bankers Trust Company, as Trustee.

           10(d) Intercreditor Agreement, dated May 19, 2000, among Citicorp North America, Inc., as Program Agent, The El-Bee Receivables Corporation, as Transferor, The El-Bee Chargit Corp., as Originator and Servicer, The Elder-Beerman Stores Corp., as Borrower and Originator, Bankers Trust Company, as Trustee and Citicorp USA, Inc., as Bank Agent.

           10(e) Amended and Restated Credit Agreement, dated as of May 19, 2000, among The Elder-Beerman Stores Corp., as Borrower and the Lenders Party Thereto, Citibank, N.A., as Issuer and Citicorp USA, Inc., as Agent and Swing Loan Bank.

           10(f)  Form of Amended and Restated Revolving Credit Note.

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

                                                              THE ELDER-BEERMAN STORES CORP.,
                                                              an Ohio corporation

Dated:         JUNE 13, 2000                                   By: /s/ Scott J. Davido
      -------------------------------------                      ------------------------------------------------
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

         4(b) Rights Agreement By and Between The Elder-Beerman Stores Corp. and Norwest Bank Minnesota, N.A., dated as of December 30, 1997 (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on November 17, 1998 (the "Form 8-A") and incorporated herein by reference)

         4(c) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference)

         4(d) Warrant Agreement by and Between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference)

         4(e) Amendment No. 1 to the Rights Agreement, dated as of November 11, 1998 (previously filed as Exhibit 4.2 to the Form 8-A and incorporated herein by reference)

        10(a) Amendment No. 1 to The Elder-Beerman Master Trust Pooling and Servicing Agreement, dated as of May 19, 2000, among The El-Bee Receivables Corporation, The El-Bee Chargit Corp. and Bankers Trust Company.

        10(b) Elder-Beerman Master Trust Series 2000-1 Supplement, dated as of May 19, 2000, among The El-Bee Receivables Corporation, as Transferor, The El-Bee Chargit Corp., as Servicer and Bankers Trust Company, as Trustee.

        10(c) Series 2000-1 Certificate Purchase Agreement, dated May 19, 2000, among The El-Bee Receivables Corporation, as Seller, the Conduit Purchasers Named Therein, the Committed Purchasers Named Therein, the Managing Agents Named Therein, Citicorp North America, Inc., as Program Agent for the Purchasers and Bankers Trust Company, as Trustee.

        10(d) Intercreditor Agreement, dated May 19, 2000, among Citicorp North America, Inc., as Program Agent, The El-Bee Receivables Corporation, as Transferor, The El-Bee Chargit Corp., as Originator and Servicer, The Elder-Beerman Stores Corp., as Borrower and Originator, Bankers Trust Company, as Trustee and Citicorp USA, Inc., as Bank Agent.

        10(e) Amended and Restated Credit Agreement, dated as of May 19, 2000, among The Elder-Beerman Stores Corp., as Borrower and the Lenders Party Thereto, Citibank, N.A., as Issuer and Citicorp USA, Inc., as Agent and Swing Loan Bank.

        10(f)     Form of Amended and Restated Revolving Credit Note.

         27       Financial Data Schedule