Form 10-Q
period 2000-07-29
ELDER BEERMAN STORES CORP
filed 2000-09-11
CIK 32020

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

For quarterly period ended July 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from               to

                        Commission File Number: 0-02788

                         THE ELDER-BEERMAN STORES CORP.
             (Exact name of registrant as specified in its charter)

             OHIO                   31-0271980
 (State or other jurisdiction    (I.R.S. employer
      of incorporation or       identification no.)
         organization)
3155 EL-BEE ROAD, DAYTON, OHIO         45439
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

     As of September 5, 2000, 14,893,114 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of July 29, 2000
          and as of January 29, 2000 (Unaudited)......................    1
          Condensed Consolidated Statements of Operations for the 13
          weeks ended July 29, 2000 and July 31, 1999 (Unaudited).....    2
          Condensed Consolidated Statements of Operations for the 26
          weeks ended July 29, 2000 and July 31, 1999 (Unaudited).....    3
          Condensed Consolidated Statements of Cash Flows for the 26
          weeks ended July 29, 2000 and July 31, 1999 (Unaudited).....    4
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................    5
ITEM 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............    8
ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   10

PART II.  OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................   11
ITEM 2.   Changes in Securities and Use of Proceeds...................   11
ITEM 3.   Defaults Upon Senior Securities.............................   11
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   11
ITEM 5.   Other Information...........................................   11
ITEM 6.   Exhibits and Reports on Form 8-K............................   11

SIGNATURES............................................................   13

EXHIBIT INDEX.........................................................   14

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               JULY 29, 2000      JANUARY 29, 2000
                                                              ----------------    ----------------
ASSETS
Current assets:
  Cash and equivalents......................................      $  7,592            $  8,276
  Customer accounts receivable (less allowance for doubtful
     accounts: July 29, 2000 -- $2,064; January 29,
     2000 -- $2,048)........................................       121,890             140,356
  Merchandise inventories...................................       177,008             165,451
  Other current assets......................................        23,102              20,250
                                                                  --------            --------
          Total current assets..............................       329,592             334,333
Property, fixtures and equipment, less accumulated
  depreciation and amortization.............................        74,009              74,932
Other assets:...............................................        47,194              45,630
                                                                  --------            --------
          Total assets......................................      $450,795            $454,895
                                                                  ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................      $    997            $131,086
  Accounts payable..........................................        32,674              36,556
  Other accrued liabilities.................................        22,071              25,892
                                                                  --------            --------
          Total current liabilities.........................        55,742             193,534
Long-term obligations, less current portion.................       146,694               6,130
Deferred items..............................................         8,980               9,054
                                                                  --------            --------
          Total liabilities.................................       211,416             208,718
Shareholders' equity:
Common stock, no par, 14,888,829 shares on July 29, 2000 and
  14,923,846 on January 29, 2000 issued and outstanding.....       259,645             260,171
  Unearned compensation -- restricted stock.................        (1,007)             (1,779)
  Deficit...................................................       (19,259)            (12,215)
                                                                  --------            --------
          Total shareholders' equity........................       239,379             246,177
                                                                  --------            --------
          Total liabilities and shareholders' equity........      $450,795            $454,895
                                                                  ========            ========

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED    13-WEEKS ENDED
                                                              JULY 29, 2000     JULY 31, 1999
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   131,358       $   129,206
  Financing.................................................         6,696             6,221
  Leased departments........................................           535               586
                                                               -----------       -----------
          Total revenues....................................       138,589           136,013
Costs & expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................        96,170            92,230
  Selling, general and administrative expenses..............        42,271            41,925
  Provision for doubtful accounts...........................         1,786               927
  Interest expense..........................................         3,092             2,830
  Other expense (income)....................................         1,477               (97)
                                                               -----------       -----------
          Total costs & expenses............................       144,796           137,815
Loss from continuing operations before income tax benefit...        (6,207)           (1,802)
Income tax benefit..........................................        (2,234)             (685)
                                                               -----------       -----------
Loss from continuing operations.............................        (3,973)           (1,117)
Discontinued operations.....................................            --              (149)
                                                               -----------       -----------
Net loss....................................................   $    (3,973)      $    (1,266)
                                                               ===========       ===========
Basic and diluted net loss per common share
  Continuing operations.....................................   $     (0.27)      $     (0.07)
  Discontinued operations...................................            --             (0.01)
                                                               -----------       -----------
Net loss....................................................   $     (0.27)      $     (0.08)
                                                               ===========       ===========
Weighted average number of shares outstanding...............    14,657,223        15,756,496

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              26-WEEKS ENDED    26-WEEKS ENDED
                                                              JULY 29, 2000     JULY 31, 1999
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   272,940       $   268,860
  Financing.................................................        13,466            12,921
  Leased departments........................................         1,127             1,184
                                                               -----------       -----------
          Total revenues....................................       287,533           282,965
Costs & expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................       201,060           194,339
  Selling, general, administrative, and other expenses......        84,540            83,433
  Provision for doubtful accounts...........................         2,729             1,859
  Interest expense..........................................         6,020             5,313
  Other expense (income)....................................         4,190              (222)
                                                               -----------       -----------
          Total costs & expenses............................       298,539           284,722
Loss from continuing operations before income tax benefit...       (11,006)           (1,757)
Income tax benefit..........................................        (3,962)             (668)
                                                               -----------       -----------
Loss from continuing operations.............................        (7,044)           (1,089)
Discontinued operations.....................................            --              (365)
                                                               -----------       -----------
Net loss....................................................   $    (7,044)      $    (1,454)
                                                               ===========       ===========
Basic and diluted net loss per common share
  Continuing operations.....................................   $     (0.48)      $     (0.07)
  Discontinued operations...................................            --             (0.02)
                                                               -----------       -----------
Net loss....................................................   $     (0.48)      $     (0.09)
                                                               ===========       ===========
Weighted average number of shares outstanding...............    14,655,579        15,754,663

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              26-WEEKS ENDED    26-WEEKS ENDED
                                                              JULY 29, 2000     JULY 31, 1999
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................     $(7,044)          $(1,454)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       7,380             7,236
     Loss on discontinued operations........................          --               365
     Asset impairment.......................................         504                --
     Changes in operating assets and liabilities, excluding
       discontinued operations..............................      (3,496)          (25,910)
  Cash used in discontinued operations......................          --              (799)
                                                                 -------           -------
       Net cash used in operating activities................      (2,656)          (20,562)
Cash flows from investing activities:
  Capital expenditures......................................      (6,486)           (5,075)
                                                                 -------           -------
       Net cash used in investing activities................      (6,486)           (5,075)
Cash flows from financing activities:
  Net payments under asset securitization agreement.........     (31,062)           (5,019)
  Net borrowings under revolving lines of credit............      42,232            31,722
  Payments on long-term obligations.........................        (695)             (674)
  Other.....................................................      (2,017)               --
                                                                 -------           -------
       Net cash provided by financing activities............       8,458            26,029
                                                                 -------           -------
Increase (decrease) in cash and equivalents.................        (684)              392
Cash and equivalents -- beginning of period.................       8,276             8,146
                                                                 -------           -------
Cash and equivalents -- end of period.......................     $ 7,592           $ 8,538
                                                                 =======           =======
Supplemental cash flow information:
  Interest paid.............................................       5,143             4,991

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

3. STOCK-BASED COMPENSATION

   Under the Company's Equity and Performance Incentive Plan (the "Plan") nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the second quarter of 2000 a total of 17,334 stock options, with an exercise price of $3.75, were granted under this plan. These options vest on February 5, 2001.

4. DEBT

   On May 19, 2000 the Company entered into new three-year Revolving Credit Facility ("Credit Facility"), and through its financing subsidiary, a new three-year variable rate securitization loan agreement ("Securitization Facility") with a commercial bank that expire May 18, 2003. Outstanding borrowings of $141.3 million on the Credit and Securitization Facilities due May 2003 are classified as long-term liabilities.

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

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   capital stock, investments, mergers, stock transfer and sale of assets. Certain ratios related to the performance of the accounts receivable portfolio are also included.

5. STORE CLOSING

   On March 2, 2000 the Company announced its plan to close its downtown Wheeling and downtown Charleston stores in West Virginia. During the first half of 2000 the Company recorded costs of $0.5 million for fixed asset impairment and $2.1 million for excess inventory markdowns. In addition, expense of $2.1 million was recorded for lease settlements, severance and other costs. The excess inventory markdowns are included in cost of merchandise sold, occupancy and buying expenses and all other costs are included in other expenses. Both store closings were completed during the second quarter of 2000.

   As of July 29, 2000, $0.9 million of the recorded costs remain accrued. Approximately $0.5 million representing a final inventory adjustment and other costs will be finalized during the third quarter of 2000. The remaining $0.4 million relates to the lease settlement for the Charleston location, and payment is contingent upon the sale of another property owned by the Company.

6. SUBSEQUENT EVENTS

   On August 11, 2000 the Company announced that is has completed its evaluation of strategic alternatives and will implement a new three-part strategic plan. The plan calls for a shift in merchandising strategy to aggressively grow its opening price point and moderate priced value driven assortments, an acceleration of new concept store development, and streamlining of the Company's expense structure.

   The Company estimates that, including severance costs for job reductions, the Company will incur up to $16 million in charges to complete this restructuring. Charges of $2.0 million were incurred during the second quarter of 2000. The Company expects to incur the balance of the restructuring charges during the second half of 2000. These charges reflect: approximately $2 million in severance pay and other expenses in connection with job reductions, including severance costs in connection with the termination of the former president and chief operating officer; approximately $0.8 million in outside professional fees and expenses incurred in connection with the development of the restructuring plan and negotiations with shareholders regarding the Year 2000 proxy; and an estimated $13 million in additional merchandise markdowns to be incurred to bring the Company's merchandise assortments into a position consistent with the new merchandising strategy.

   On August 29, 2000 the Company announced its intention to commence a tender offer for up to 3,333,333 shares of its common stock. Under the terms of the offer, the Company will offer to purchase the shares at prices not greater than $6.00 nor less than $4.50. The tender offer will not be conditioned on any minimum number of shares being tendered, but the Company reserves the right to purchase more than 3,333,333 shares pursuant to the offer. The tender offer commenced on September 8, 2000, and will expire on October 5, 2000, unless extended by the Company.

7. DISCONTINUED OPERATIONS

   During the fourth quarter of 1999 the company sold its wholly-owned subsidiary, The Bee-Gee Shoe Corp. ("Bee-Gee"), the specialty shoe store operation. Loss from operations for the 26 week period ending July 31, 1999 was approximately $0.4 million, net of income tax benefits of approximately $0.2 million. The financial statements and notes have been reclassified for all periods presented to reflect Bee-Gee as a discontinued operation.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SEGMENT REPORTING

     The following table sets forth financial information by segment, ($000's):

                                             13 WEEKS ENDED                  26 WEEKS ENDED
                                      -----------------------------   -----------------------------
                                      JULY 29, 2000   JULY 31, 1999   JULY 29, 2000   JULY 31, 1999
                                      -------------   -------------   -------------   -------------
Department Store
  Revenues..........................    $131,893        $129,792        $274,067        $270,044
  Operating (loss)..................      (6,301)         (4,446)         (9,879)         (8,019)
Finance Operations
  Revenues..........................    $  8,575        $  8,187          17,332          16,865
  Operating profit..................       5,054           5,401          11,128          11,424
Segment Subtotal
  Revenues (1)......................    $140,468        $137,979        $291,399        $286,909
  Operating profit (loss) (2).......      (1,247)            955           1,249           3,405

(1) Segment revenues is reconciled to reported revenues as follows:

                                               13 WEEKS ENDED                  26 WEEKS ENDED
                                       ------------------------------   -----------------------------
                                       JULY 29, 2000    JULY 31, 1999   JULY 29, 2000   JULY 31, 1999
                                       -------------    -------------   -------------   -------------
Segment revenues.....................    $140,468         $137,979        $291,399        $286,909
Intersegment operating charge
  eliminated.........................      (1,879)          (1,966)         (3,866)         (3,944)
                                         --------         --------        --------        --------
                                         $138,589         $136,013        $287,533        $282,965
                                         ========         ========        ========        ========

(2) Total segment operating profit (loss) is reconciled to loss from continuing operations before income tax benefit as follows:

                                             13 WEEKS ENDED                  26 WEEKS ENDED
                                      -----------------------------   -----------------------------
                                      JULY 29, 2000   JULY 31, 1999   JULY 29, 2000   JULY 31, 1999
                                      -------------   -------------   -------------   -------------
Segment operating profit (loss).....    $ (1,247)        $   955        $  1,249         $ 3,405
Store closing costs.................          --              --          (4,720)             --
Restructuring costs.................      (2,014)             --          (2,014)             --
Interest expense....................      (3,092)         (2,830)         (6,020)         (5,313)
Other...............................         146              73             499             151
                                        --------         -------        --------         -------
                                        $ (6,207)        $(1,802)       $(11,006)        $(1,757)
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

     Many factors could affect Elder-Beerman's future operations and results, such as the following: increasing price and product competition; fluctuations in consumer demand and confidence; the availability and mix of inventory; fluctuations in costs and expenses; the effectiveness of merchandising, advertising, marketing, promotional and expense reduction programs, including Elder-Beerman's strategic plan; maintenance of the current rate of customer account write-offs, weather conditions that affect consumer traffic in stores; the continued availability and terms of financing; the outcome of pending and future litigation; and general economic conditions, such as the rate of employment, inflation and interest rates and the condition of the capital markets.

     Forward-looking statements are subject to the safe harbors created under the federal securities laws. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended July 29, 2000 ("Second Quarter 2000") and July 31, 1999 ("Second Quarter 1999"), and the 26 week periods ended July 29, 2000 ("First Half 2000") and July 31, 1999 ("First Half 1999"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follow are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

  Second Quarter 2000 Compared to Second Quarter 1999

     Net sales for the Second Quarter 2000 increased by 1.7% to $131.4 million from $129.2 million for the Second Quarter 1999. Comparable store sales decreased by 1.8%. Children's ready-to-wear, men's clothing, cosmetics, intimate apparel, furniture, and shoes had the most significant sales increases.

     Financing revenue from the Company's private label credit card for the Second Quarter 2000 increased by 7.6% to $6.7 million from $6.2 million for the Second Quarter 1999. The increase in finance charges is due to an increase in late fees charged, partially offset by a reduction in carrying charges due to lower average outstanding accounts receivable.

     Cost of merchandise sold, occupancy, and buying expenses increased to 73.2% of net sales for the Second Quarter 2000 from 71.4% of net sales for the Second Quarter 1999. This increase is primarily due to reduced gross margin performance which resulted from additional markdowns due to poor sales performance.

     Selling, general, and administrative expenses decreased to 32.2% of net sales for the Second Quarter 2000 from 32.4% for the Second Quarter 1999.

     Provision for doubtful accounts was 1.4% of net sales for the Second Quarter 2000 and 0.7% for the Second Quarter 1999. This change is caused by an anticipated increase in write-offs due to an increase in the account balances because of additional late fees.

     Interest expense increased to $3.1 million for the Second Quarter 2000 from $2.8 million for the Second Quarter 1999. The increase is due to transactional fee increases related to the Credit Facilities and increased interest rates.

     Other expense of $1.5 million was incurred during the Second Quarter 2000. This is for severance costs in connection with the termination of the former president and chief operating officer, and outside professional fees and expenses incurred in connection with the development of the restructuring plan announced August 11, 2000, partially offset by interest income.

     An income tax benefit was recorded in the Second Quarter 2000 at the rate of 36.0% compared to a benefit recorded in the Second Quarter 1999 at the rate of 38.0%.

     During the third quarter of 1999 the Company adopted a plan to dispose of Bee-Gee and consummated the sale in the fourth quarter of 1999. The loss in the Second Quarter 1999 was entirely loss from operations. Refer to the Notes to Condensed Consolidated Financial Statements note number seven.

  First Half 2000 Compared to First Half 1999

     Net sales for the First Half 2000 increased by 1.5% to $272.9 million from $268.9 million for the First Half 1999. Comparable store sales decreased by 1.7%. Children's ready-to-wear, men's sportswear, cosmetics, furniture, and shoes had the most significant sales increases.

     Financing revenue from the Company's private label credit card for the First Half 2000 increased by 4.2% to $13.5 million from $12.9 million for the First Half 1999. The increase in finance charges is due to an increase in late fees charged, partially offset by a reduction in carrying charges due to lower average outstanding accounts receivable.

     Cost of merchandise sold, occupancy, and buying expenses increased to 73.7% of net sales for the First Half 2000 from 72.3% of net sales for the First Half 1999. This increase is primarily due to an inventory adjustment of $2.1 million related to the closing of the Company's Wheeling and Charleston, West Virginia Stores. In addition, the Company experienced reduced gross margin performance.

     Selling, general, and administrative expenses were 31.0% of net sales for both the First Half 2000 and the First Half 1999.

     Provision for doubtful accounts was 1.0% of net sales for the First Half 2000 and 0.7% for the First Half 1999. This change is caused by an anticipated increase in write-offs due to an increase in the account balances because of additional late fees.

     Interest expense increased to $6.0 million for the First Half 2000 from $5.3 million for the First Half 1999. The increase is due to transactional fee increases related to the Credit Facilities and increased interest rates.

     Other expense of $4.2 million was incurred during the First Half 2000. This amount includes $2.0 million for severance costs in connection with the termination of the former president and chief operating officer, and outside professional fees and expenses incurred in connection with the development of the restructuring plan announced August 11, 2000. Also included is an expense of $2.6 million for lease buyout, severance cost, and write-down of fixed assets related to the closing of the Company's Wheeling and Charleston, West Virginia stores, partially offset by interest income.

     An income tax benefit was recorded in the First Half 2000 at the rate of 36.0% compared to a benefit recorded in the First Half 1999 at the rate of 38.0%.

     During the third quarter of 1999 the Company adopted a plan to dispose of Bee-Gee and consummated the sale in the fourth quarter of 1999. The loss in the First Half 1999 was entirely loss from operations. Refer to the Notes to Condensed Consolidated Financial Statements note number seven.

  Liquidity and Capital Resources

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash used in operating activities was $2.7 million for the First Half 2000, compared to $20.6 million used in the First Half 1999. During the First Half 2000 the seasonal increase in inventory levels was $5.5 million less than in the First Half 1999. Also, during the First Half 2000 accounts payable decreased by $2.1 million compared to a decrease of $14.1 million during the First Half 1999.

     Net cash used in investing activities was $6.5 million for the First Half 2000, compared to $5.1 million for the First Half 1999. The Company has spent $1.4 million more than last year in capital expenditures for store maintenance, remodeling, and data processing.

     For the First Half 2000, net cash provided by financing activities was $8.5 million compared to $26.0 million for the First Half 1999, which represents reduced borrowing to fund cash used in operating and investing activities.

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

     (d) Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     As announced by the Company on June 30, 2000, John A. Muskovich, former President and Chief Operating Officer, is no longer employed by the Company. Pursuant to the terms of Mr. Muskovich's employment agreement with the Company, Mr. Muskovich will receive payments equal to the remaining base salary that would have been distributed to him by the Company under the remaining term of his employment agreement, which expires on December 30, 2002.

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

                                         THE ELDER-BEERMAN STORES CORP.,
                                         an Ohio corporation

                                         By: /s/ Scott J. Davido
                                           -------------------------------------
                                           Scott J. Davido
                                           Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                           (on behalf of the Registrant and as
                                             Principal Financial Officer)

Dated: September 11, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 2(a)      Third Amended Joint Plan of Reorganization of The
           Elder-Beerman Stores Corp. and its Subsidiaries dated
           November 17, 1997 (previously filed as Exhibit 2 to the
           Company's Form 10 filed on November 26, 1997, and
           incorporated herein by reference)
 3(a)      Amended Articles of Incorporation (previously filed as
           Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the
           "Form 10-K"), and incorporated herein by reference)
 3(b)      Amended Code of Regulations (previously filed as Exhibit
           3(b) to the Form 10-Q filed on June 14, 1999 and
           incorporated herein by reference)
 4(a)      Stock Certificate for Common Stock (previously filed as
           Exhibit 4(a) to the Company's Form 10/ A-1 filed on January
           23, 1998 and incorporated herein by reference)
 4(b)      Rights Agreement By and Between The Elder-Beerman Stores
           Corp. and Norwest Bank Minnesota, N.A., dated as of December
           30, 1997 (previously filed as Exhibit 4.1 to the Company's
           Registration Statement on Form 8-A filed on November 17,
           1998 (the "Form 8-A") and incorporated herein by reference)
 4(c)      Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
           and the Elder-Beerman Stores Corp. for 249,809 shares of
           Common Stock at a strike price of $12.80 per share dated
           December 30, 1997 (previously filed as Exhibit 4(e) to the
           Form 10-K and incorporated herein by reference)
 4(d)      Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
           and the Elder-Beerman Stores Corp. for 374,713 shares of
           Common Stock at a strike price of $14.80 per share dated
           December 30, 1997 (previously filed as Exhibit 4(e) to the
           Form 10-K and incorporated herein by reference)
 4(e)      Amendment No. 1 to the Rights Agreement, dated as of
           November 11, 1998 (previously filed as Exhibit 4.2 to the
           Form 8-A and incorporated herein by reference)
  27       Financial Data Schedule