Form 10-Q
period 2000-10-28
ELDER BEERMAN STORES CORP
filed 2000-12-12
CIK 32020

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

For quarterly period ended October 28, 2000

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

     As of December 11, 2000, 11,437,326 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of October 28, 2000
           (Unaudited) and as of January 29, 2000......................    1
           Condensed Consolidated Statements of Operations for the 13
           weeks ended October 28, 2000 and October 30, 1999
           (Unaudited).................................................    2
           Condensed Consolidated Statements of Operations for the 39
           weeks ended October 28, 2000 and October 30, 1999
           (Unaudited).................................................    3
           Condensed Consolidated Statements of Cash Flows for the 39
           weeks ended October 28, 2000 and October 30, 1999
           (Unaudited).................................................    4
           Notes to Condensed Consolidated Financial Statements
           (Unaudited).................................................    5
ITEM 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations...............    9
ITEM 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   11
PART II    OTHER INFORMATION
ITEM 1.    Legal Proceedings...........................................   12
ITEM 2.    Changes in Securities and Use of Proceeds...................   12
ITEM 3.    Defaults Upon Senior Securities.............................   12
ITEM 4.    Submission of Matters to a Vote of Security Holders.........   12
ITEM 5.    Other Information...........................................   14
ITEM 6.    Exhibits and Reports on Form 8-K............................   14
SIGNATURES.............................................................   15
EXHIBIT INDEX..........................................................   16

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                               (UNAUDITED)
                                                              OCT. 28, 2000    JAN. 29, 2000
                                                              -------------    -------------
ASSETS
Current assets:
  Cash and equivalents......................................    $  8,296         $  8,276
  Customer accounts receivable (less allowance for doubtful
     accounts: October 28, 2000 -- $1,753; January 29,
     2000 -- $2,048)........................................     129,999          140,356
  Merchandise inventories...................................     214,431          165,451
  Other current assets......................................      21,208           20,250
                                                                --------         --------
          Total current assets..............................     373,934          334,333
Property, fixtures and equipment, less accumulated
  depreciation and amortization.............................      82,801           74,932
Other assets................................................      46,628           45,630
                                                                --------         --------
          Total assets......................................    $503,363         $454,895
                                                                ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................    $  1,325         $131,086
  Accounts payable..........................................      61,052           36,556
  Other accrued liabilities.................................      17,200           25,892
                                                                --------         --------
          Total current liabilities.........................      79,577          193,534
Long-term obligations, less current portion.................     201,289            6,130
Deferred items..............................................       8,697            9,054
                                                                --------         --------
          Total liabilities.................................     289,563          208,718
Shareholders' equity:
  Common stock, no par, 11,434,726 shares at October 28,
     2000 and 14,923,846 at January 29, 2000 issued and
     outstanding............................................     242,013          260,171
  Unearned compensation -- restricted stock, net............        (760)          (1,779)
  Deficit...................................................     (27,453)         (12,215)
                                                                --------         --------
          Total shareholders' equity........................     213,800          246,177
                                                                --------         --------
          Total liabilities and shareholders' equity........    $503,363         $454,895
                                                                ========         ========

See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED    13-WEEKS ENDED
                                                              OCT. 28, 2000     OCT. 30, 1999
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   154,647       $   149,162
  Financing.................................................         6,769             6,178
  Leased departments........................................           513               575
                                                               -----------       -----------
          Total revenues....................................       161,929           155,915
Costs & expenses:
  Cost of merchandise sold, occupancy and buying expenses...       122,357           105,951
  Selling, general and administrative expenses..............        45,817            44,935
  Provision for doubtful accounts...........................         1,078               828
  Interest expense..........................................         3,591             3,127
  Other expense (income)....................................         1,889               (62)
                                                               -----------       -----------
          Total costs & expenses............................       174,732           154,779
Income (loss) from continuing operations before income tax
  expense (benefit).........................................       (12,803)            1,136
Income tax expense (benefit)................................        (4,609)              432
                                                               -----------       -----------
Income (loss) from continuing operations....................        (8,194)              704
Discontinued operations.....................................            --            (1,442)
                                                               -----------       -----------
Net loss....................................................   $    (8,194)      $      (738)
                                                               ===========       ===========
Basic net income (loss) per common share
  Continuing operations.....................................   $     (0.58)      $      0.05
  Discontinued operations...................................            --             (0.10)
                                                               -----------       -----------
Net loss....................................................   $     (0.58)      $     (0.05)
                                                               ===========       ===========
Weighted average number of shares outstanding...............    14,026,403        15,345,183
Diluted net income (loss) per common share
  Continuing operations.....................................   $     (0.58)      $      0.05
  Discontinued operations...................................            --             (0.10)
                                                               -----------       -----------
Net loss....................................................   $     (0.58)      $     (0.05)
                                                               ===========       ===========
Diluted weighted average number of shares outstanding.......    14,026,403        15,415,147

See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              39-WEEKS ENDED    39-WEEKS ENDED
                                                              OCT. 28, 2000     OCT. 30, 1999
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   427,587       $   418,022
  Financing.................................................        20,235            19,099
  Leased departments........................................         1,640             1,759
                                                               -----------       -----------
          Total revenues....................................       449,462           438,880
Costs & expenses:
  Cost of merchandise sold, occupancy and buying expenses...       323,417           300,290
  Selling, general and administrative expenses..............       130,357           128,368
  Provision for doubtful accounts...........................         3,807             2,687
  Interest expense..........................................         9,611             8,440
  Other expense (income)....................................         6,079              (284)
                                                               -----------       -----------
          Total costs & expenses............................       473,271           439,501
Loss from continuing operations before income tax benefit...       (23,809)             (621)
Income tax benefit..........................................        (8,571)             (236)
                                                               -----------       -----------
Loss from continuing operations.............................       (15,238)             (385)
Discontinued operations.....................................            --            (1,807)
                                                               -----------       -----------
Net loss....................................................   $   (15,238)      $    (2,192)
                                                               ===========       ===========
Basic and diluted net loss per common share
  Continuing operations.....................................   $     (1.05)      $     (0.02)
  Discontinued operations...................................            --             (0.12)
                                                               -----------       -----------
Net loss....................................................   $     (1.05)      $     (0.14)
                                                               ===========       ===========
Weighted average number of shares outstanding...............    14,445,854        15,618,170

See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              39-WEEKS ENDED    39-WEEKS ENDED
                                                              OCT. 28, 2000     OCT. 30, 1999
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................     $(15,238)         $(2,192)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       11,406           10,966
     Loss on discontinued operations........................           --            1,807
     Loss on asset impairment...............................          504               --
     Changes in assets and liabilities, excluding
       discontinued operations..............................      (23,339)         (45,944)
  Cash used in discontinued operations......................           --           (1,518)
                                                                 --------          -------
          Net cash used in operating activities.............      (26,667)         (36,881)
Cash flows from investing activities:
  Capital expenditures, net.................................      (15,941)         (11,707)
  Proceeds from the sale of fixed assets....................           10              403
                                                                 --------          -------
          Net cash used in investing activities.............      (15,931)         (11,304)
Cash flows from financing activities:
  Net borrowings (payments) under asset securitization
     agreement..............................................      (24,238)              29
  Net borrowings under revolving lines of credit............       88,096           58,270
  Payments on long-term obligations.........................       (1,469)            (812)
  Payments to acquire common stock..........................      (17,674)          (7,345)
  Other.....................................................       (2,097)            (223)
                                                                 --------          -------
       Net cash provided by financing activities............       42,618           49,919
Increase (decrease) in cash and equivalents.................           20            1,734
Cash and equivalents -- beginning of period.................        8,276            8,146
                                                                 --------          -------
Cash and equivalents -- end of period.......................     $  8,296          $ 9,880
                                                                 ========          =======
Supplemental cash flow information:
  Interest paid.............................................     $  8,667          $ 7,881
Supplemental non-cash investing and financing activities:
  Capital leases............................................        3,009               --

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

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

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

                                        THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                ------------------------------------    ------------------------------------
                                OCTOBER 28, 2000    OCTOBER 30, 1999    OCTOBER 28, 2000    OCTOBER 30, 1999
                                ----------------    ----------------    ----------------    ----------------
   Weighted average common
     shares outstanding -
     basic....................     14,026,403          15,345,183          14,445,854          15,618,170
   Dilutive potential common
     shares:
     Warrants.................
     Stock options............                                944
     Restricted shares........                              6,537
     Deferred shares..........                             62,483
                                   ----------          ----------          ----------          ----------
   Adjusted weighted average
     shares - diluted.........     14,026,403          15,415,147          14,445,854          15,618,170

3. STOCK-BASED COMPENSATION

   During the 13 week period ended October 28, 2000 ("Third Quarter 2000"), a total of 21,000 stock options were granted to nonemployee directors at fair market value under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum period of ten years and vest over 3 years. Also, there were 6,099 restricted shares awarded to nonemployee directors under the Plan. The fair market value of the restricted shares is being amortized over the 3-year vesting period.

   Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the Third Quarter 2000 a total of 18,416 and 845 stock options, with exercise prices of $3.258 and $3.610 respectively, were granted under this plan. These options vest on February 5, 2001.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

4. DEBT

   On May 19, 2000 the Company entered into a three-year Revolving Credit Facility ("Credit Facility"), and through its financing subsidiary, a three-year variable rate securitization loan agreement ("Securitization Facility") with a commercial bank that expires May 18, 2003. Outstanding borrowings of $194.0 million on the Credit and Securitization Facilities due May 2003 are classified as long-term liabilities.

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

   The Securitization Facility is a revolving agreement whereby the Company can borrow up to $150 million. The Company's customer accounts receivables are pledged as collateral under the Securitization Facility. The borrowings under this facility are subject to a borrowing-based formula based primarily on outstanding customer accounts receivable. Borrowings bear interest at approximately one month LIBOR, plus 5 basis points.

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

5. STORE CLOSING

   On March 2, 2000 the Company announced its plan to close its downtown Wheeling and downtown Charleston stores in West Virginia. During the 26 week period ended July 29, 2000 the Company recorded costs of $0.5 million for fixed asset impairment and $2.1 million for excess inventory markdowns. In addition, expense of $2.1 million was recorded for lease settlements, severance and other costs. Both store closings were completed during the 13 week period ended July 29, 2000. As of October 28, 2000, $0.5 million of the recorded costs for lease settlements remain accrued. Payment of the lease settlement for the Charleston location is contingent upon the sale of another property owned by the Company.

   On September 29, 2000 the Company announced its plan to close its Evansville, Indiana store. During the Third Quarter 2000 the Company recorded costs of $1.3 million for excess inventory markdowns and $0.1 million for severance and other costs. As of October 28, 2000 $1.2 million of the recorded costs remain accrued. The Evansville closing is expected to be completed prior to fiscal year end.

   The excess inventory markdowns are included in cost of merchandise sold, occupancy, and buying expenses and all other costs are included in selling, general, administrative and other expenses.

6. STRATEGIC INITIATIVE

   On August 11, 2000 the Company announced that it completed an evaluation of strategic alternatives previously announced on February 28, 2000, and began implementation of a new three-part strategic plan. The plan calls for a shift in merchandising strategy to aggressively grow its opening price point and moderate priced value driven assortments, an acceleration of new concept store development, and streamlining of the Company's expense structure.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   The Company estimates that, including severance costs for job reductions, the Company will incur up to $16 million in charges to complete this restructuring. Charges of $11.3 million have been incurred as of October 28, 2000. The Company expects to incur the balance of the restructuring charges prior to fiscal year end. These charges reflect: approximately $2 million in severance pay and other expenses in connection with job reductions, including severance costs in connection with the termination of the former president and chief operating officer; approximately $2 million in outside professional fees and expenses incurred in connection with the development of the restructuring plan and negotiations with shareholders regarding the Year 2000 proxy; and an estimated $12 million in additional merchandise markdowns to be incurred to bring the Company's merchandise assortments into a position consistent with the new merchandising strategy.

7. SHAREHOLDERS' EQUITY

   On August 29, 2000 the Company announced its intention to commence a tender offer for its common stock. In October 2000, the Company completed the tender offer and purchased 3,462,363 shares of its common stock for $17.7 million, which includes expenses of approximately $0.4 million.

8. ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. SFAS No. 133 requires new, more comprehensive disclosures relating to the Company's use of derivative instruments and its hedging activities. The Company is required to adopt SFAS No. 133 for its fiscal year beginning after June 15, 2000, which begins on February 4, 2001.

   The Company has formed a team to identify known and embedded derivatives, evaluate hedge criteria, develop hedge documentation, and address other derivatives accounting and disclosure issues. The Company is currently determining the impact of SFAS No. 133, as amended, on its financial statements. The Company will adopt SFAS No. 133 on February 4, 2001.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", ("SAB 101"), which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101, as amended, is effective for the 13 week period ended February 3, 2001. The Company is reviewing the impact of SAB 101 on its financial statements, and does not believe that its adoption will have a material impact on the consolidated financial position, results of operations and cash flows.

9. DISCONTINUED OPERATIONS

   During the 13 week period ended January 29, 1999 the company sold its wholly owned subsidiary, The Bee-Gee Shoe Corp. ("Bee-Gee"), the specialty shoe store operation. Loss from operations for the 13 week period ending October 30, 1999 ("Third Quarter 1999") were nominal and for the 39 week period ending October 30, 1999 were approximately $0.4 million, net of income tax benefits of approximately $0.3 million. An estimated loss on disposal of $1.4 million was recorded during the Third Quarter 1999. The financial statements and notes have been reclassified for all periods presented to reflect Bee-Gee as a discontinued operation.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

10. SEGMENT REPORTING

     The following table sets forth financial information by segment, $(000's):

                                        THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                ------------------------------------    ------------------------------------
                                OCTOBER 28, 2000    OCTOBER 30, 1999    OCTOBER 28, 2000    OCTOBER 30, 1999
                                ----------------    ----------------    ----------------    ----------------
    Department Store
      Revenues................      $155,160            $149,737            $429,227            $419,781
      Operating profit
         (loss)...............        (3,227)                 90             (13,106)             (7,929)
    Finance Operations
      Revenues................      $  9,046            $  8,373            $ 26,378            $ 25,238
      Operating profit........         5,918               5,737              17,046              17,161
    Segment Subtotal
      Revenues (1)............      $164,206            $158,110            $455,605            $445,019
      Operating profit (2)....         2,691               5,827               3,940               9,232

     (1) Segment revenues is reconciled to reported revenues as follows:

                                        THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                ------------------------------------    ------------------------------------
                                OCTOBER 28, 2000    OCTOBER 30, 1999    OCTOBER 28, 2000    OCTOBER 30, 1999
                                ----------------    ----------------    ----------------    ----------------
     Segment revenues.........      $164,206            $158,110            $455,605            $445,019
     Intersegment operating
        charge eliminated.....        (2,277)             (2,195)             (6,143)             (6,139)
                                    --------            --------            --------            --------
                                    $161,929            $155,915            $449,462            $438,880
                                    ========            ========            ========            ========

     (2) Total segment operating profit is reconciled to income (loss) from continuing operations before income tax expense (benefit) as follows:

                                        THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                ------------------------------------    ------------------------------------
                                OCTOBER 28, 2000    OCTOBER 30, 1999    OCTOBER 28, 2000    OCTOBER 30, 1999
                                ----------------    ----------------    ----------------    ----------------
     Segment operating
        profit................      $  2,691             $5,827             $  3,940             $9,232
     Store closing costs......        (1,353)                                 (6,073)
     Restructuring costs......        (9,327)                                (11,341)
     Interest expense.........        (3,591)            (3,127)              (9,611)            (8,440)
     Other....................        (1,223)            (1,564)                (724)            (1,413)
                                    --------             ------             --------             ------
                                    $(12,803)            $1,136             $(23,809)            $ (621)
                                    ========             ======             ========             ======

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended October 28, 2000 ("Third Quarter 2000") and October 30, 1999 ("Third Quarter 1999"), and the 39 week periods ended October 28, 2000 ("Nine Months of 2000") and October 30, 1999 ("Nine Months of 1999"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follow are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

  THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

     Net sales for the Third Quarter 2000 increased by 3.7% to $154.6 million from $149.2 million for the Third Quarter 1999. Comparable store sales increased by 0.7%. Men's clothing, intimate apparel, furniture, ladies' moderate sportswear, and ladies' coats had the most significant sales increases.

     Financing revenue from the Company's private label credit card for the Third Quarter 2000 increased by 9.6% to $6.8 million from $6.2 million for the Third Quarter 1999. The increase in finance charges is due to an increase in late fees charged, partially offset by a reduction in carrying charges due to lower average outstanding accounts receivable.

     Cost of merchandise sold, occupancy, and buying expenses increased to 79.1% of net sales for the Third Quarter 2000 from 71.0% of net sales for the Third Quarter 1999. This increase is primarily due to inventory adjustments of approximately $7.6 million relating to the Company's new strategic plan announced on August 11, 2000, and $1.3 million for the closing of the Evansville, Indiana store. The Company also experienced reduced merchandise gross margin performance resulting from additional markdowns to clear slow moving merchandise.

     Selling, general and administrative expenses decreased to 29.6% of net sales for the Third Quarter 2000 from 30.1% for the Third Quarter 1999. This reduction is primarily due to the implementation of the expense initiatives called for in the Company's new strategic plan.

     Provision for doubtful accounts was 0.7% of net sales for the Third Quarter 2000 and 0.6% for the Third Quarter 1999. This change is caused by an anticipated increase in write-offs due to an increase in the account balances because of additional late fees.

     Interest expense increased to $3.6 million for the Third Quarter 2000 from $3.1 million for the Third Quarter 1999. The increase is due to transactional fee increases related to the Credit Facilities and increased interest rates.

     Other expense of $1.9 million was incurred during the Third Quarter 2000. This is primarily for severance costs and outside professional fees and expenses incurred in connection with the new strategic plan.

     An income tax benefit was recorded in the Third Quarter 2000 at the rate of 36.0% compared to an expense recorded in the Third Quarter 1999 at the rate of 38.0%.

     During the Third Quarter 1999 the Company adopted a plan to dispose of Bee-Gee and consummated the sale in the fourth quarter of 1999. The loss in the Third Quarter 1999 is almost entirely a loss on disposal. Refer to the Notes to Condensed Consolidated Financial Statements note 9.

  Nine Months of 2000 Compared to Nine Months of 1999

     Net sales for the Nine Months of 2000 increased by 2.3% to $427.6 million from $418 million for the Nine Months of 1999. Comparable store sales decreased by 0.9%. Men's clothing, furniture, shoes, ladies' moderate sportswear, cosmetics, and ladies' coats had the most significant sales increases.

     Financing revenue from the Company's private label credit card for the Nine Months of 2000 increased by 5.9% to $20.2 million from $19.1 million for the Nine Months of 1999. The increase in finance charges is due to an increase in late fees charged, partially offset by a reduction in carrying charges due to lower average outstanding accounts receivable.

     Cost of merchandise sold, occupancy, and buying expenses increased to 75.6% of net sales for the Nine Months of 2000 from 71.8% of net sales for the Nine Months of 1999. This increase is primarily due to inventory adjustments of approximately $7.6 million relating to the Company's new strategic plan announced on August 11, 2000, and $3.4 million for the closing of the Wheeling and Charleston, West Virginia stores, and the Evansville, Indiana store. In addition, the Company experienced reduced merchandise gross margin performance.

     Selling, general, and administrative expenses were 30.5% of net sales for the Nine Months of 2000 and 30.7% of net sales for the Nine Months of 1999. This reduction is primarily due to the implementation of the expense initiatives called for in the Company's new strategic plan.

     Provision for doubtful accounts was 0.9% of net sales for the Nine Months of 2000 and 0.6% for the Nine Months of 1999. This change is caused by an anticipated increase in write-offs due to an increase in the account balances because of additional late fees.

     Interest expense increased to $9.6 million for the Nine Months of 2000 from $8.4 million for the Nine Months of 1999. The increase is due to transactional fee increases related to the Credit Facilities and increased interest rates.

     Other expense of $6.1 million was incurred during the Nine Months of 2000. This amount includes $3.7 million that is for severance costs, including severance costs in connection with the termination of the former president and chief operating officer, and outside professional fees and expenses incurred in connection with the new strategic plan. Also included is an expense of $2.7 million for lease buyout, severance cost, and write-down of fixed assets related to the closing of the Company's Wheeling and Charleston, West Virginia stores, and the Evansville, Indiana store, partially offset by interest income.

     An income tax benefit was recorded in the Nine Months of 2000 at the rate of 36.0% compared to a benefit recorded in the Nine Months of 1999 at the rate of 38.0%.

     During the third quarter of 1999 the Company adopted a plan to dispose of Bee-Gee and consummated the sale in the fourth quarter of 1999. During the Nine Months of 1999 the Company recorded a loss of $1.8 million. This loss includes an estimated loss on disposal. Refer to the Notes to Condensed Consolidated Financial Statements note 9.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash used in operating activities was $26.7 million for the Nine Months of 2000, compared to $36.9 million used in the Nine Months of 1999. During the Nine Months of 2000 the seasonal increase in inventory levels was $14.1 million less than in the Nine Months of 1999. Also, during the Nine Months of 2000 accounts payable increased by $24.5 million compared to an increase of $15.7 million during the Nine Months of 1999.

     Net cash used in investing activities was $15.9 million for the Nine Months of 2000, compared to $11.3 million for the Nine Months of 1999. The Company has spent $4.2 million more than last year in capital expenditures for store maintenance, remodeling, and data processing, primarily due to the addition of a third new store opened in 2000 as opposed to two new stores in 1999.

     For the Nine Months of 2000, net cash provided by financing activities was $42.6 million compared to $49.9 for the Nine Months of 1999, which represents reduced borrowing to fund cash used in operating and investing activities. In October 2000 the Company completed the tender offer previously announced on August 29, 2000. The Company purchased 3,462,363 shares of its common stock for $17.7 million, which includes expenses of approximately $0.4 million.

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

     (d) Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (1) The Board of Directors recommended that the shareholders elect four Directors listed below to Class II of the classified Board for a three-year term expiring in 2003. Because the amendment to Article IX of the Company's Amended Articles of Incorporation (the "Articles") was approved by the shareholders at the Annual Meeting (see Item Number 4), the entire Board of Directors, including the newly elected directors, must be re-elected at the Company's annual shareholder meeting in 2001.

                                                         FOR          WITHHELD
                                                      ----------      --------
Mark F. C. Berner.................................    12,622,096      545,993
Dennis S. Bookshester.............................    12,596,692      571,397
Eugene I. Davis...................................    12,619,739      548,350
Charles H. Turner.................................    12,617,234      550,855

     (2) Shareholders approved an increase by 500,000 the number of shares of common stock covered by The Elder-Beerman Stores Corp. Equity and Performance Incentive Plan.

   FOR        AGAINST    ABSTAIN   BROKER NON-VOTES
----------   ---------   -------   ----------------
11,551,336   1,395,354   221,399          0

     (3) Shareholders approved an amendment to Article X of the Company's Amended Articles of Incorporation (the "Articles") to reduce from 72% to a majority of the Company's outstanding shares of common stock the shareholder approval required to amend or repeal any section of the Articles.

   FOR       AGAINST   ABSTAIN   BROKER NON-VOTES
----------   -------   -------   ----------------
11,122,674   153,499   43,463       1,848,453

     (4) Shareholders approved an amendment to Article IX of the Articles to eliminate the classification of the Company's Board of Directors and to replace this structure with a single class board of directors under which all directors of the Company are elected by the shareholders on an annual basis.

   FOR        AGAINST    ABSTAIN   BROKER NON-VOTES
----------   ---------   -------   ----------------
11,140,314     139,723    39,599      1,848,453

     (5) Shareholders approved the adoption of a new Article XIV to the Articles pursuant to which Elder-Beerman would opt out of the provisions of Chapter 1704 of the Ohio Revised Code, which Chapter sets forth certain restrictions on the ability of an Ohio corporation to engage in certain business combinations and other transactions that involve shareholders that have the ability to exercise 10% or more of the voting power of such corporation.

   FOR        AGAINST    ABSTAIN   BROKER NON-VOTES
----------   ---------   -------   ----------------
11,079,565     193,360    46,711      1,848,453

     (6) Shareholders approved an amendment to Regulation 34 of the Company's Amended Code of Regulations (the "Regulations") to lower from 72% to a majority of the Company's outstanding shares of common stock the shareholder approval requirement needed to amend or repeal any Regulation in the Regulations.

   FOR        AGAINST    ABSTAIN   BROKER NON-VOTES
----------   ---------   -------   ----------------
11,127,676     155,044    36,916      1,848,453

     (7) Shareholders approved an amendment to Regulation 9 of the Regulations to lower from 72% to a majority of the Company's outstanding shares of common stock the shareholder approval required to alter the size of the Board.

   FOR        AGAINST    ABSTAIN   BROKER NON-VOTES
----------   ---------   -------   ----------------
11,129,409     152,211    38,016      1,848,453

     (8) Shareholders approved an amendment to Regulation 3(a) of the Regulations to permit a shareholder or shareholders who own 10% rather than 50% of Elder-Beerman's outstanding shares of common stock to call special meetings of shareholders.

   FOR        AGAINST    ABSTAIN   BROKER NON-VOTES
----------   ---------   -------   ----------------
11,105,048     177,902    36,686      1,848,453

     (9) Shareholders approved an amendment to Regulation 7(c) of the Regulations to provide that any shareholder who desires to bring business before an annual meeting of Elder-Beerman's shareholders must notify Elder-Beerman not more than 90 days, but not less than 45 days in advance of such meeting of its intent to do so and of the nature of such business.

   FOR        AGAINST    ABSTAIN   BROKER NON-VOTES
----------   ---------   -------   ----------------
11,138,957     143,893    36,786      1,848,453

     (10) Shareholders approved an amendment to Regulation 12 of the Regulations to provide that any shareholder who desires to propose any nominees for election to Elder- Beerman's Board of Directors must notify Elder-Beerman not more than 90 days, but not less than 45 days in advance of such meeting of its intent to do so.

   FOR        AGAINST    ABSTAIN   BROKER NON-VOTES
----------   ---------   -------   ----------------
11,141,461     140,889    37,286      1,848,453

     (11) Shareholders approved the adoption of a new Regulation 35 to the Regulations, pursuant to which the Company would opt out of the provisions of the Ohio Control Share Acquisition Act.

   FOR        AGAINST    ABSTAIN   BROKER NON-VOTES
----------   ---------   -------   ----------------
11,095,334     183,932    40,370      1,848,453

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

          2(a)       Third Amended Joint Plan of Reorganization of The
                     Elder-Beerman Stores Corp. and its Subsidiaries dated
                     November 17, 1997 (previously filed as Exhibit 2 to the
                     Company's Form 10 filed on November 26, 1997, and
                     incorporated herein by reference)
          3(a)       Amended Articles of Incorporation (previously filed as
                     Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the
                     "Form 10-K") and incorporated herein by reference)
          3(b)       Certificate of Amendment to the Amended Articles of
                     Incorporation
          3(c)       Amended Code of Regulations
          4(a)       Stock Certificate for Common Stock (previously filed as
                     Exhibit 4(a) to the Company's Form 10/A-1 filed on January
                     23, 1998 and incorporated herein by reference)
          4(b)       Rights Agreement By and Between The Elder-Beerman Stores
                     Corp. and Norwest Bank Minnesota, N.A., dated as of December
                     30, 1997 (previously filed as Exhibit 4.1 to the Company's
                     Registration Statement on Form 8-A filed on November 17,
                     1998 (the "Form 8-A") and incorporated herein by reference)
          4(c)       Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                     and the Elder-Beerman Stores Corp. for 249,809 shares of
                     Common Stock at a strike price of $12.80 per share dated
                     December 30, 1997 (previously filed as Exhibit 4(d) to the
                     Form 10-K and incorporated herein by reference)
          4(d)       Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                     and the Elder-Beerman Stores Corp. for 374,713 shares of
                     Common Stock at a strike price of $14.80 per share dated
                     December 30, 1997 (previously filed as Exhibit 4(e) to the
                     Form 10-K and incorporated herein by reference)
          4(e)       Amendment No. 1 to the Rights Agreement, dated as of
                     November 11, 1998 (previously filed as Exhibit 4.2 to the
                     Form 8-A and incorporated herein by reference)
         27          Financial Data Schedule

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

Dated: December 11, 2000

                                 EXHIBIT INDEX

      EXHIBIT
       NUMBER                           DESCRIPTION OF EXHIBIT
      -------                           ----------------------
          2(a)       Third Amended Joint Plan of Reorganization of The
                     Elder-Beerman Stores Corp. and its Subsidiaries dated
                     November 17, 1997 (previously filed as Exhibit 2 to the
                     Company's Form 10 filed on November 26, 1997, and
                     incorporated herein by reference)
          3(a)       Amended Articles of Incorporation (previously filed as
                     Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the
                     "Form 10-K"), and incorporated herein by reference)
          3(b)       Certificate of Amendment to the Amended Articles of
                     Incorporation
          3(c)       Amended Code of Regulations
          4(a)       Stock Certificate for Common Stock (previously filed as
                     Exhibit 4(a) to the Company's Form 10/A-1 filed on January
                     23, 1998 and incorporated herein by reference)
          4(b)       Rights Agreement By and Between The Elder-Beerman Stores
                     Corp. and Norwest Bank Minnesota, N.A., dated as of December
                     30, 1997 (previously filed as Exhibit 4.1 to the Company's
                     Registration Statement on Form 8-A filed on November 17,
                     1998 (the "Form 8-A") and incorporated herein by reference)
          4(c)       Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                     and the Elder-Beerman Stores Corp. for 249,809 shares of
                     Common Stock at a strike price of $12.80 per share dated
                     December 30, 1997 (previously filed as Exhibit 4(e) to the
                     Form 10-K and incorporated herein by reference)
          4(d)       Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                     and the Elder-Beerman Stores Corp. for 374,713 shares of
                     Common Stock at a strike price of $14.80 per share dated
                     December 30, 1997 (previously filed as Exhibit 4(e) to the
                     Form 10-K and incorporated herein by reference)
          4(e)       Amendment No. 1 to the Rights Agreement, dated as of
                     November 11, 1998 (previously filed as Exhibit 4.2 to the
                     Form 8-A and incorporated herein by reference)
         27          Financial Data Schedule