Form 10-K
period 2001-02-03
ELDER BEERMAN STORES CORP
filed 2001-04-27
CIK 32020

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

                  FOR THE FISCAL YEAR ENDED FEBRUARY 03, 2001

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

                             SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 19, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $32,723,817.*

     The number of shares of Common Stock outstanding on April 19, 2001, was 11,416,515.

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

---------------
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                   PART I
Item 1.   Business....................................................    1
            Merchandising.............................................    2
            Pricing...................................................    2
            Purchasing and Distribution...............................    2
            Information Systems.......................................    3
            Marketing.................................................    3
            Credit Card Program.......................................    3
            Customer Service..........................................    3
            Expansion.................................................    3
            Business Plan.............................................    4
            Seasonality...............................................    4
            Competition...............................................    4
            Associates................................................    5
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for Common Equity and Related Shareholder Matters....    9
Item 6.   Selected Historical Financial Data..........................    9
Item 7.   Management's Discussions and Analysis of Financial Condition
            and Results
            of Operations.............................................   12
Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   14
Item 8.   Financial Statements and Supplementary Data.................   15
            Table of Contents.........................................   15
            Independent Auditors' Report..............................   16
            Consolidated Statement of Operations......................   17
            Consolidated Balance Sheets...............................   18
            Consolidated Statements of Shareholders' Equity...........   19
            Consolidated Statements of Cash Flows.....................   20
            Notes to Consolidated Financial Statements................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and
            Financial Disclosure......................................   35

                                  PART III
Item 10.  Directors and Executive Officers............................   35
            Directors and Executive Officers..........................   35
Item 11.  Executive Compensation......................................   38
            Summary Compensation Table................................   38
            Stock Option/SAR Grants...................................   39

                                                                        PAGE
            Stock Option Exercises and Fiscal Year-End Values.........   39
            Employment and Severance Agreements With Certain
            Officers..................................................   39
            Compensation Committee Report on Executive Compensation...   41
               Overview and Philosophy................................   41
               Components of Compensation.............................   42
               Base Salary............................................   42
               Annual Bonus...........................................   42
               Long-Term Incentive Awards.............................   43
               Executive Plan.........................................   43
               Compensation of Chief Executive Officer................   43
               2000 Base Salary and Annual Bonus......................   43
               Executive Plan.........................................   44
               Tax Deductibility of Executive Compensation............   44
            Compensation of Elder-Beerman's Directors.................   44
            Compensation Committee Interlocks and Insider
            Participation.............................................   44
            Stock Price Performance...................................   45
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   46
Item 13.  Certain Relationships and Related Transactions..............   47

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   48
SIGNATURES............................................................   53
EXHIBIT INDEX.........................................................   55

                                     PART I

     This Annual Report on Form 10-K contains "forward-looking statements," including predictions of future operating performance, events or developments such as our future sales, gross margins, profits, expenses, income and earnings per share. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "hopes," and "estimates," and variations of such words and similar expressions, are intended to identify forward-looking statements. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Many factors could materially affect our actual future operations and results, including the following: the ability to open new stores on schedule, including our new stores announced for Fall 2001 in Kohler, Wisconsin and DuBois, Pennsylvania; increasing price and product competition; fluctuations in consumer demand and confidence, especially during the Christmas shopping season and in light of current general economic conditions, interest rates and the capital markets; the availability and mix of inventory; fluctuations in costs and expenses; consumer response to the company's new merchandising strategies, advertising, marketing and promotional programs; the ability of the company to achieve its expense cutting initiatives as it implements its strategic plan; the timing and effectiveness of new store openings, particularly its new concept stores opened in the Fall season of 2000 (Howell, Michigan; West Bend, Wisconsin; and Jasper, Indiana), Spring season of 2001 (Plover, Wisconsin), and the new concept stores to be opened in 2001; the growing impact of electronic commerce; weather conditions that affect consumer traffic in stores, especially during the Christmas season; the continued availability and terms of financing; the outcome of pending and future litigation; consumer debt levels; the impact of any new consumer bankruptcy laws; inflation and interest rates and the condition of the capital markets.

     Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

     The Elder-Beerman Stores Corp. ("Elder-Beerman" or the "Company;" except where the context otherwise requires, references to the "Company" refer to Elder-Beerman and its subsidiaries, as described below) has been operating department stores since 1847. Elder-Beerman operates department stores that sell a wide range of moderate to better branded merchandise, including women's, men's and children's apparel and accessories, cosmetics, home furnishings, and other consumer goods. In addition, the Company operates its private label credit card program through its wholly-owned subsidiary, The El-Bee Chargit Corp. ("Chargit"). As of fiscal year end 2000, Elder-Beerman operated 62 department stores and two furniture stores, principally in smaller Midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania. See "Properties."

     The Company's historical competitive advantage is its niche in smaller size cities. In many of these cities, there is only one shopping mall or major shopping center, and the Company is a main department store anchor along with J.C. Penney, Sears, or a discount retailer such as Kohl's, Target or Wal-Mart. The Company seeks to differentiate itself from its competitors through superior service and a fashion-oriented merchandise offering with name brand vendors unavailable to the competition (e.g., cosmetics lines such as Estee Lauder, Clinique, Lancome and Elizabeth Arden; and clothing lines such as Liz Claiborne, Tommy Hilfiger, Sag Harbor, Alfred Dunner, Leslie Fay, Chaps by Ralph Lauren and Izod; and home store lines such as T-Fal, Wamsutta, Pfaltzgraf and Atlantic.) The larger metropolitan department stores have tended to bypass smaller midwestern cities, leaving Elder-Beerman as the dominant department store in many of its smaller markets.

     The Company's long-term business plan is designed to accomplish its strategy by (a) focusing on its strengths as the major retailer in its smaller markets; (b) competing with traditional department store competitors through emphasis on timely product assortments offering fashion and value, competitive pricing and promotions, and customer service; (c) competing with moderate department stores and discounters through merchandise advantages in branded areas and competitive pricing and promotions in appropriate markets and product areas; (d) focusing price/product competition in key basic merchandising areas;
(e) emphasizing major vendor partnerships to improve sales and margins; (f) improving supply chain integration and efficiencies; and (g) leveraging technology to enhance customer service and to develop and execute customer marketing programs.

  Merchandising

     The Company carries a broad assortment of goods to provide fashion, selection and value found in leading department stores that feature branded merchandise. Although all stores stock identical core assortments, specific types of better goods are distributed to stores based on the particular characteristic of the local market. In addition, through continued efforts to develop better processes and stronger partnerships with its most significant vendors, the Company is using technology and focused merchandising and distribution to reduce logistics costs and increase speed in moving stock from the vendor to the selling floor.

     Certain departments in Elder-Beerman's department stores are leased to independent third parties. These leased departments, which include the fine jewelry, beauty salon, and maternity departments, provide high quality service and merchandise where specialization and expertise are critical and the Company's direct participation in the business is not economically justifiable. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

     For the 53 weeks ending February 3, 2001 ("Fiscal 2000"), the 52 weeks ending January 29, 2000 ("Fiscal 1999"), and the 52 weeks ending January 30, 1999 ("Fiscal 1998"), the Company's percentages of net sales by major merchandise category were as follows:

                         THE ELDER-BEERMAN STORES CORP.
                           RETAIL SALES BY DEPARTMENT

                                                              2000     1999     1998
MERCHANDISE CATEGORY                                            %        %        %
--------------------                                          -----    -----    -----
Women's Ready to Wear.......................................   32.5%    33.0%    33.1%
Accessories, Shoes & Cosmetics..............................   23.6%    23.2%    22.6%
Men's & Children's..........................................   23.1%    23.3%    24.0%
Home Store..................................................   20.8%    20.5%    20.3%
                                                              -----    -----    -----
TOTAL RETAIL................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

  Pricing

     All pricing decisions are made at the Company's corporate headquarters. The Company's pricing strategy is designed to provide superior quality and value appeal by offering competitive prices in all of its businesses. The Company's management information systems provide timely sales and gross margin reports that identify sales and gross margins by item and by store and provide management with the information and flexibility to adjust prices and inventory levels as necessary.

  Purchasing and Distribution

     During Fiscal 2000, the Company purchased merchandise from over 1,000 domestic and foreign manufacturers and suppliers. During that period, the top 25 vendors by dollar volume accounted for approximately 38% of net purchases. In Fiscal 2000, the Company also purchased approximately 3% of its merchandise, primarily private label merchandise, through Frederick Atkins, Inc. ("Atkins"), a national cooperative association of major retailers that provided its members with group purchase opportunities. The Atkins group disbanded during fall 2000. Management believes it has good relationships with its suppliers. No vendor accounted for more than 5% of the Company's purchases. The Company believes that alternative sources of supply are available for each category of merchandise it purchases, including private label products.

     Merchandise is generally shipped from vendors, through three consolidation points, to the Company's distribution center in Dayton, Ohio. Deliveries are made from the distribution center to each store two to seven times per week depending on the store size and the time of year. A majority of the merchandise is shipped ready for immediate placement on the selling floor.

  Information Systems

     The Company's merchandising activities are controlled by a series of on-line systems, including a point-of-sale and sales reporting system, a purchase order management system, a receiving system and a merchandise planning system. These integrated systems track merchandise from the order stage through the selling stage and provide valuable supply chain, inventory and sales performance information for management.

     The Company has developed and is currently deploying a new point of sale system ("POS System") to enhance its customer service by speeding up the transaction at point of service and by taking advantage of technology to add more marketing and sales support functions at point of service.

  Marketing

     The company's marketing and advertising functions are centralized at its corporate headquarters. Advertising messages are focused on communicating the Company's merchandise offering and the strong quality/value relationship in that offering, as well as outstanding customer service. The company employs advertising programs that include print and broadcast as well as creative in-store displays, signage and special promotions. The company uses a database targeting system that allows focused direct mail to our preferred charge customers -- those most likely to respond to a merchandise offering. Sunday and weekday newspaper inserts (as opposed to ROP ads) are used each week to reach customers on a repetitive basis that has become a customer expectation. This is an economical method of advertising that has reduced advertising expense. The company also uses television and radio in markets where it is productive and cost efficient.

  Credit Card Program

     The Company operates a private label credit card program through its wholly-owned subsidiary, Chargit. During Fiscal 2000, the Company issued 280,000 Elder-Beerman credit cards for newly opened accounts and had approximately 894,000 Elder-Beerman active credit card accounts during Fiscal 2000. Approximately 43% of Elder-Beerman's total sales were private label credit card sales. Cash sales and third party credit cards accounted for 30% and 27% of sales, respectively. Frequent use of the Elder-Beerman credit card by customers is an important element in the Company's marketing and growth strategies. The Company seeks to increase the use of its private label credit card through incremental sales or shifting sales from other credit cards and other retailers, and by attracting new cardholders.

     All phases of the credit card operation are handled by Chargit except the processing of customer mail payments, which is performed pursuant to a retail lockbox agreement with a bank. Decisions whether to issue a credit card to an applicant are made on the basis of a credit scoring system.

  Customer Service

     Elder-Beerman has a strong tradition of providing friendly customer service. The Company is presently enhancing its customer service image and creating a customer-oriented store environment by (a) centralizing customer service register stations at highly visible points in the store and assuring that they are always staffed; (b) reducing nonselling activities in the stores;
(c) using training and recruiting practices to instill a culture of customer helpfulness, friendliness and responsiveness; and (d) deploying a new POS System to expedite the sales completion process and provide additional marketing and sales support functions at point of service.

  Expansion

     The Company is currently implementing a controlled expansion of new concept stores in markets having characteristics consistent with the Company's smaller markets. The Company believes that sufficient new locations are available in markets within or contiguous to the Company's current area of operations to support such an expansion.

  Business Plan

     The Company revised its business plan during Fiscal 2000 to improve profitability through the following key strategies:

     A Shift in the Company's Merchandising Strategy. In response to customer research, the Company plans to focus on the businesses where the Company believes it has the greatest opportunities, namely ladies' and men's moderate sportswear, ladies' shoes, denim in all businesses, textiles and cosmetics. Also in response to customer research, the Company is offering more moderate/value priced merchandise in many of its businesses than it offered in the past.

     New Store Growth in the Concept Store Format. To capitalize on the Company's strengths, the Company is building new stores in the Company's "concept store" format. The Company developed and tested this format in 1999 in two new locations in Warsaw, Indiana and Frankfort, Kentucky. At an average of approximately 55,000 square feet, the concept stores are generally 20% smaller than the Company's typical smaller market department store and maximize selling space through a floor plan that features movable interior walls, a neutral color palate, high capacity fixtures and extensive use of wallscaping.

     Concept stores also feature:

     - Centralized customer service centers that are always staffed for efficient and convenient transactions and quality customer service.

     - Self-select cosmetics and shoes on open fixtures for ease and convenience of selection.

     - The Zone, a combined juniors' and young men's area that creates a specialty store within a store for the next generation of customers.

     A Streamlined Organization. For 2001, the Company has embarked upon expense initiatives to improve operational efficiencies in its corporate offices and in its stores. The expense initiatives touch upon all aspects of the organization and began in Fall 2000 with a headcount reduction primarily at the corporate office. Many of the initiatives involve technology and business process changes to reduce operating costs and improve operating performance through productivity gains.

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

  Competition

     The retail industry in general and the department store business in particular is intensely competitive. Generally, the Elder-Beerman department stores compete not only with other department stores in the same geographic markets, but also with numerous other types of retail outlets, including specialty stores; general merchandise stores; off-price and discount stores; manufacturer outlets; and direct to consumer retailers such as catalog and internet retailers. Some of the retailers with which the Company competes have substantially greater financial resources than the Company and may have other competitive advantages over the Company. The Elder-Beerman department stores compete on the basis of quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment.

  Associates

     On February 3, 2001, the Company had approximately 7,547 regular and part-time associates. Because of the seasonal nature of the retail business, the number of associates rises to a peak in the holiday season. None of the Company's associates are represented by a labor union. The Company's management considers its relationships with its associates to be satisfactory.

ITEM 2.  PROPERTIES

     As of February 3, 2001, Elder-Beerman operated 62 department stores and two furniture stores, principally in smaller midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania. Substantially all of the Company's stores are leased properties. The Company owns, subject to a mortgage, a 302,570 square foot office/warehouse facility located in Dayton, Ohio, which serves as its principal executive offices. The Company also leases an approximately 300,000 square foot distribution center in Fairborn, Ohio.

     The following table sets forth certain information with respect to Elder-Beerman's department store locations operating as of February 3, 2001, the end of Elder-Beerman's most recently completed fiscal year:

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

WEST VIRGINIA
Beckley                     Raleigh Mall                          50,210    07/98       Lease
Bridgeport                  Meadowbrook Mall                      70,789    07/98       Lease
                            Home Store                            74,723    07/98       Lease

                                                                  TOTAL
                                                                 SQUARE      DATE
STATE/CITY                              LOCATION                  FEET      OPENED    OWN/LEASE
----------                  ---------------------------------    -------    ------    ---------
Huntington                  Huntington Mall                       75,640    07/98       Lease
Kanawha City                Kanawha Mall                          41,270    07/98       Lease
Morgantown                  Morgantown Mall                       70,790    09/90       Lease
Morgantown                  Mountaineer Mall                      70,470    07/98       Lease
Vienna                      Grand Central Mall                   106,000    07/98       Lease
Winfield                    Liberty Square Center                 67,728    07/98       Lease

INDIANA
Anderson                    Mounds Mall                           66,703    07/81       Lease
Columbus                    Columbus Mall                         73,446    02/90       Lease
Elkhart                     Concord Mall                         104,000    11/85       Lease
Jasper*                     Germantown Shopping Center            55,000    11/00       Lease
Kokomo                      Kokomo Mall                           75,704    10/87       Lease
Marion                      North Park Mall                       55,526    11/78       Lease
Muncie                      Muncie Mall                           80,000    10/97       Lease
Richmond                    Downtown                             100,000    08/74       Lease
Terre Haute                 Honey Creek Mall                      70,380    08/73       Lease
Warsaw*                     Market Place Center                   56,120    10/99       Lease

MICHIGAN
Adrian                      Adrian Mall                           54,197    08/87       Lease
Benton Harbor               The Orchards Mall                     70,428    10/92       Lease
Howell*                     Grand River Plaza                     74,873    09/00       Lease
Jackson                     Westwood Mall                         70,425    09/93       Lease
Midland                     Midland Mall                          64,141    10/91       Lease
Monroe                      Frenchtown Square                     98,887    04/88       Lease
Muskegon                    Lakeshore Marketplace                 87,185    10/95       Lease

ILLINOIS
Danville                    Village Mall                          77,300    07/86       Lease
Mattoon                     Cross Country Mall                    54,375    03/78       Lease

WISCONSIN
Beloit                      Beloit Mall                           62,732    10/93       Lease
Green Bay                   Bay Park Square Mall                  75,000    09/95       Lease
West Bend*                  West Bend Corporate Center            61,011    10/00       Lease

                                                                  TOTAL
                                                                 SQUARE      DATE
STATE/CITY                              LOCATION                  FEET      OPENED    OWN/LEASE
----------                  ---------------------------------    -------    ------    ---------
KENTUCKY
Ashland                     Cedar Knolls Galleria                 70,000    07/98       Lease
Paducah                     Kentucky Oaks Mall                    60,092    08/82       Lease
Frankfort*                  Frankfort                             53,954    11/99       Lease

PENNSYLVANIA
Erie                        Millcreek Mall                       119,800     9/98       Lease

---------------
* CONCEPT STORE

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in several legal proceedings arising from its normal business activities and has established reserves where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, without par value, (the "Common Stock") is listed on the Nasdaq Stock Market ("NASDAQ") and is designated a NASDAQ/National Market System Security trading under the symbol EBSC.

     The number of shareholders of record as of April 19, 2001 was 1,933.

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

     Pursuant to the Third Amended Joint Plan of Reorganization, as amended (the "Plan of Reorganization") of the Company, confirmed by an order entered by the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Bankruptcy Court") on December 16, 1997, the Company issued Common Stock and a Series A Warrant and a Series B Warrant, each convertible into Common Stock, in satisfaction of certain allowed claims against, or interests in, the Company or its subsidiaries. Based upon the exemptions provided by section 1145 under chapter 11 of the United States Bankruptcy Code, as amended, the Company believes that none of these securities are required to be registered under the Securities Act of 1933 (the "Securities Act") in connection with their issuance and distribution pursuant to the Plan of Reorganization. The Company has no recent sales of unregistered securities other than such issuances pursuant to the Plan of Reorganization.

     The Company's high and low stock prices by quarter for Fiscal 2000 are set forth below:

                                                               HIGH      LOW
                                                              ------    ------
First Quarter
  1/30/00 to 4/29/00........................................  6.50       4.188
Second Quarter
  4/30/00 to 7/29/00........................................  5.25       3.969
Third Quarter
  7/30/00 to 10/28/00.......................................  5.25       3.094
Fourth Quarter
  10/29/00 to 2/3/01........................................  4.188      2.469

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

     The following table sets forth various selected financial information for the Company as of and for the fiscal years ended February 3, 2001, January 29, 2000, January 30, 1999, January 31, 1998, and February 1, 1997. Such selected consolidated financial information should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, set forth in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Form 10-K.

                                                                FISCAL YEAR ENDED
                                  -----------------------------------------------------------------------------
                                  FEB 3, 2001(a)    JAN 29, 2000    JAN 30, 1999    JAN 31, 1998    FEB 1, 1997
                                  --------------    ------------    ------------    ------------    -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Total Revenues..................     $687,630         $667,374        $610,969        $560,509       $546,844
Earnings (Loss) Before
  Discontinued Operations and
  Extraordinary Items(b)........       (6,824)          18,015          25,864          (7,530)       (12,818)
Net Earnings (Loss).............     $ (6,735)        $ 15,228        $ 25,461        $(28,952)      $(12,429)
Diluted Earnings (Loss) Per
  Common Share:
  Continuing Operations.........     $   (.51)        $   1.17        $   1.79        $  (6.04)      $(103.34)
  Discontinued Operations.......         0.01            (0.18)          (0.03)           5.38           3.14
  Extraordinary Items...........                                                        (22.58)
                                     --------         --------        --------        --------       --------
         Net Earnings (Loss)....     $  (0.50)        $   0.99        $   1.76        $ (23.24)      $(100.20)
                                     ========         ========        ========        ========       ========
Cash Dividends Paid:
  Common........................     $     --         $     --        $     --        $     --       $     --
  Preferred.....................     $     --         $     --        $     --        $     --       $     --
BALANCE SHEET DATA
Total Assets....................     $455,317         $454,168        $453,268        $369,068       $367,501
Short-Term Debt.................        1,509          131,086             951           1,105         57,931
Liabilities Subject to
  Compromise....................           --               --              --              --        223,641
Long-Term Obligations...........      165,632            6,130         121,507         142,024          5,669
OTHER DATA
Sales Increase (Decrease) From
  Prior Period..................          2.9%             9.6%            9.7%           2.8%          (0.8%)
Comparable Sales Increase
  (Decrease) From Prior
  Period........................         (0.8%)            2.0%            4.1%           3.7%          (1.2%)

---------------
Notes to Selected Historical Financial Data:

(a) Fiscal Year ended February 3, 2001 includes 53 weeks as compared to 52 weeks for each of the other fiscal years shown.

(b) The financial information for The Bee-Gee Shoe Corp. ("Bee-Gee") and Margo's LaMode, Inc. ("Margo's") is included as discontinued operations for all periods.

                       SELECTED QUARTERLY FINANCIAL DATA

                                                                   FISCAL 2000
                                        ------------------------------------------------------------------
                                        FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                        -------------    --------------    -------------    --------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues........................    $149,105          $138,730         $162,109          $237,686
Net Earnings (Loss)...................    $ (3,071)         $ (3,973)        $ (8,194)         $  8,503
Diluted Earnings (Loss) Per Common
  Share:..............................    $  (0.21)         $  (0.27)        $  (0.58)         $   0.75

                                                                   FISCAL 1999
                                        ------------------------------------------------------------------
                                        FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                        -------------    --------------    -------------    --------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues(a).....................    $147,107          $136,153         $156,066          $228,048
Net Earnings (Loss)...................    $   (188)         $ (1,266)        $   (738)         $ 17,420
Diluted Earnings (Loss) Per Common
  Share:..............................    $  (0.01)         $  (0.08)        $  (0.05)         $   1.18

---------------
(a) The financial information for Bee-Gee is included in discontinued operations for all periods.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for Fiscal 2000, Fiscal 1999 and Fiscal 1998. The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 8.

RESULTS OF OPERATIONS

  Fiscal 2000 Compared to Fiscal 1999

     Net sales for Fiscal 2000, which includes 53 weeks, increased by 2.9% to $656.2 million from $637.8 million for Fiscal 1999. Comparable store sales, sales for stores opened for 13 months and excluding the 53rd week of sales, decreased 0.8%. Women's moderate sportswear, intimate apparel, cosmetics, and furniture had the strongest sales increases.

     Financing revenue from the Company's private label credit card for Fiscal 2000 increased by 7.8% to $28.2 million from $26.1 million for Fiscal 1999, primarily due to an increase in late fees charged.

     Other revenue, which is primarily from leased departments, for Fiscal 2000 decreased by $0.2 million to $3.3 million from $3.5 million for Fiscal 1999.

     Cost of merchandise sold, occupancy, and buying expenses increased to 72.6% of net sales for Fiscal 2000 from 69.8% of net sales for Fiscal 1999. This increase is primarily due to a charge of $12.1 million related to inventory costs to implement the Company's new strategic plan and $2.8 million in charges to record excess markdowns related to the closing of three stores. Additionally, merchandise gross margins were reduced 0.3% due to additional markdowns to clear excess inventory as a result of the comparable sales decrease.

     Selling, general, administrative, and other expenses increased to 29.3% of net sales for Fiscal 2000 from 28.7% for Fiscal 1999. Fiscal 2000 costs include charges of $3.8 million, primarily severance, to implement the Company's new strategic plan and $3.3 million related to the closing of three stores. Fiscal 1999 costs include a charge of $4.6 million to reflect a write down of amounts related to an investment made several years ago in a cooperative buying group.

     Depreciation and amortization expense for Fiscal 2000 increased $1.0 million to $16.2 million from $15.2 million for Fiscal 1999 due to increased capital expenditures related to the opening of three concept stores.

     Interest expense increased to $13.0 million for Fiscal 2000 from $10.9 million for Fiscal 1999. The increase is primarily due to higher average borrowing because of the Company's stock repurchase program, which was completed in October 2000, and higher average interest rates in Fiscal 2000 versus Fiscal 1999.

     The Company's effective income tax benefit rate is 31.6% in Fiscal 2000 compared to an income tax rate of 41.5% in Fiscal 1999 before adjustments to the Company's deferred tax asset valuation allowance. In Fiscal 1999 the Company reviewed the status of its deferred tax asset valuation allowance at the end of the fiscal year and determined that the valuation allowance should be reduced to reflect the likely utilization of net operating loss carryforwards to offset taxable income generated in future years. This resulted in a net income tax benefit being recorded in Fiscal 1999. See Note F to the Consolidated Financial Statements set forth in Item 8.

     During the third quarter of 1999 the Company adopted a plan to dispose of Bee-Gee and consummated the sale in the fourth quarter. During the fourth quarter of 2000 the Company recorded a gain of $0.1 million, net of tax, resulting from the final settlement of the sale. In Fiscal 1999 the Company recorded a loss on disposal of $2.3 million, net of tax. The Company also recorded a loss from operations in Fiscal 1999 of $0.4 million, net of tax. See Note K to the Consolidated Financial Statements set forth in Item 8.

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

     Other revenue, which is primarily from leased departments, for Fiscal 1999 increased by $0.2 million to $3.5 million from $3.3 million for Fiscal 1998.

     Cost of merchandise sold, occupancy, and buying expenses increased to 69.8% of net sales for Fiscal 1999 from 68.3% of net sales for Fiscal 1998. This increase is primarily due to real estate expenses related to the new Dayton Mall, Erie, and West Virginia stores, for which sales have not yet matured to Company average productivity levels. In Fiscal 1998, the LIFO inventory valuation adjustment reduced cost of goods sold by $5.8 million (1% of net sales) compared to no adjustment in Fiscal 1999.

     Selling, general, administrative, and other expenses increased to 28.7% of net sales for Fiscal 1999 from 28.5% for Fiscal 1998. In Fiscal 1999 a charge of $4.6 million to reflect a write down of amounts related to an investment made several years ago in a cooperative buying group. In addition, the Company implemented tracking systems and undertook studies of merchandise credits and gift certificates, which resulted in a reduction of the liability for future redemptions. In Fiscal 1998 the Company incurred nonrecurring acquisition and integration expenses related to interim financing for the acquisition of Stone & Thomas as well as other integration expenses. In addition, gains were realized from the sale of the company's 20% limited partnership interest in a partnership, which owned the Company's 300,000 square foot distribution center, and the sale of the Southtown department store building and a favorable settlement of bankruptcy related claims that were accrued at the end of 1997.

     Interest expense remained unchanged at $10.9 million for Fiscal 1999 and Fiscal 1998.

     The Company's effective income tax rate was 41.5% in Fiscal 1999 and 40.5% in Fiscal 1998 before adjustments to the Company's deferred tax asset valuation allowance. The Company reviewed the status of its deferred tax asset valuation allowance at the end of each fiscal year and determined that the valuation allowance should be reduced to reflect the likely utilization of net operating loss carryforwards to offset taxable income generated in future years. This resulted in a net income tax benefit being recorded in Fiscal 1999 and Fiscal 1998. See Note F to the Consolidated Financial Statements set forth in Item 8.

     During the third quarter of 1999 the Company adopted a plan to dispose of Bee-Gee and consummated the sale in the fourth quarter. In Fiscal 1999 the Company recorded a loss on disposal of $2.3 million, net of tax. The Company also recorded a loss from operations in Fiscal 1999 of $0.4 million, net of tax. In Fiscal 1998 a loss from operations was recorded of $0.4 million, net of tax. See Note K to the Consolidated Financial Statements set forth in Item 8.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash provided by operating activities was $17.0 million for Fiscal 2000, compared to $6.6 million in Fiscal 1999. A net loss was recorded in Fiscal 2000 of $6.7 million, including pre-tax charges of $15.9 million related to the Company's new strategic plan implementation and $6.1 million for the closing of three stores, compared to net income of $15.2 million in Fiscal 1999. Trade payables decreased $2.7 million in Fiscal 2000 compared to a decrease of $18.5 million in Fiscal 1999. Inventory decreased in Fiscal 2000 by $11.3 million compared to an increase of $1.6 million in Fiscal 1999.

     Net cash used in investing activities was $23.5 million for Fiscal 2000, compared to $13.5 million for Fiscal 1999. Capital expenditures for new stores, store maintenance, remodeling, and data processing totaled

$23.5 million for Fiscal 2000 compared to $17.0 million for Fiscal 1999. The cash proceeds from the sale of Bee-Gee in Fiscal 1999 were $3.0 million.

     For Fiscal 2000, net cash provided by financing activities was $6.1 million compared to $7.0 million for Fiscal 1999. In October 2000 the Company completed the tender offer previously announced on August 29, 2000. The Company purchased 3,462,363 shares of its common stock for $17.7 million, which includes expenses of approximately $0.4 million. In Fiscal 1999 the Company purchased 1,133,200 shares of its common stock for $7.4 million. Both purchases were financed though additional borrowings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     16
Consolidated Financial Statements as of February 3, 2001 and
  January 29, 2000 and for each of the three fiscal years in the period ended February 3, 2001:
  Statements of Operations..................................     17
  Balance Sheets............................................     18
  Statements of Shareholders' Equity........................     19
  Statements of Cash Flows..................................     20
  Notes to Consolidated Financial Statements................  21-34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Elder-Beerman Stores Corp.:

     We have audited the accompanying consolidated balance sheets of The Elder-Beerman Stores Corp. and subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2001 and January 29, 2000 and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

April 9, 2001
Dayton, Ohio

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEARS ENDED
                                                            -----------------------------------------
                                                            FEBRUARY 3,    JANUARY 29,    JANUARY 30,
                                                               2001           2000           1999
                                                            -----------    -----------    -----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Net sales...............................................   $656,164       $637,797       $582,091
  Financing...............................................     28,162         26,124         25,573
  Other...................................................      3,304          3,453          3,305
                                                             --------       --------       --------
          Total revenues..................................    687,630        667,374        610,969
                                                             --------       --------       --------
Costs and expenses:
  Cost of merchandise sold, occupancy and buying
     expenses.............................................    476,313        445,365        397,831
  Selling, general, administrative and other expenses.....    192,078        183,237        166,040
  Depreciation and amortization...........................     16,200         15,229         13,418
  Interest expense........................................     13,014         10,927         10,940
                                                             --------       --------       --------
          Total costs and expenses........................    697,605        654,758        588,229
                                                             --------       --------       --------
          Earnings (loss) before income tax benefit and
            discontinued operations.......................     (9,975)        12,616         22,740
Income tax benefit........................................     (3,151)        (5,399)        (3,124)
                                                             --------       --------       --------
  Earnings (loss) from continuing operations..............     (6,824)        18,015         25,864
Discontinued operations...................................         89         (2,787)          (403)
                                                             --------       --------       --------
  Net earnings (loss).....................................   $ (6,735)      $ 15,228       $ 25,461
                                                             ========       ========       ========
Earnings (loss) per common share -- basic:
  Continuing operations...................................   $  (0.51)      $   1.17       $   1.84
  Discontinued operations.................................       0.01          (0.18)         (0.03)
                                                             --------       --------       --------
          Net earnings (loss).............................   $  (0.50)      $   0.99       $   1.81
                                                             ========       ========       ========
Earnings (loss) per common share -- diluted:
  Continuing operations...................................   $  (0.51)      $   1.17       $   1.79
  Discontinued operations.................................       0.01          (0.18)         (0.03)
                                                             --------       --------       --------
          Net earnings (loss).............................   $  (0.50)      $   0.99       $   1.76
                                                             ========       ========       ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                          YEARS ENDED
                                                              ------------------------------------
                                                              FEBRUARY 3, 2001    JANUARY 29, 2000
                                                              ----------------    ----------------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and equivalents......................................     $   7,878            $  8,276
  Customer accounts receivable, net.........................       135,794             141,266
  Merchandise inventories...................................       154,153             165,451
  Other current assets......................................        23,170              20,250
                                                                 ---------            --------
          Total current assets..............................       320,995             335,243
                                                                 ---------            --------
Property:
  Land and improvements.....................................         1,030               1,278
  Buildings and leasehold improvements......................        71,832              63,538
  Furniture, fixtures, and equipment........................       114,644             105,022
  Construction in progress..................................         1,177               2,069
                                                                 ---------            --------
  Total cost................................................       188,683             171,907
  Less accumulated depreciation and amortization............      (102,233)            (96,975)
                                                                 ---------            --------
          Property, net.....................................        86,450              74,932
                                                                 ---------            --------
Other assets................................................        47,872              43,993
                                                                 ---------            --------
                                                                 $ 455,317            $454,168
                                                                 =========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long term obligations..................     $   1,509            $131,086
  Accounts payable..........................................        33,236              37,466
  Accrued liabilities:
     Compensation and related items.........................         5,076               3,822
     Income and other taxes.................................         7,213               7,909
     Rent...................................................         3,669               3,176
     Other..................................................         9,128               9,348
                                                                 ---------            --------
          Total current liabilities.........................        59,831             192,807
                                                                 ---------            --------
Long-term obligations -- less current portion...............       165,632               6,130
Deferred items..............................................         7,873               9,054
Commitments and contingencies (Note N)
Shareholders' equity:
Common stock, no par, 11,451,953 shares at February 3, 2001
  and 14,923,846 shares at January 29, 2000 issued and
  outstanding...............................................       242,049             260,171
Unearned compensation -- restricted stock...................          (455)             (1,779)
Deficit.....................................................       (18,950)            (12,215)
Other comprehensive loss....................................          (663)
                                                                 ---------            --------
          Total shareholders' equity........................       221,981             246,177
                                                                 ---------            --------
                                                                 $ 455,317            $454,168
                                                                 =========            ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 UNEARNED
                                           COMMON STOCK        COMPENSATION-                  OTHER       COMPREHENSIVE
                                       ---------------------    RESTRICTED                COMPREHENSIVE     EARNINGS/
                                         SHARES      AMOUNT     STOCK, NET     DEFICIT        LOSS           (LOSS)
                                       ----------   --------   -------------   --------   -------------   -------------
Shareholders' equity -- January 31,
  1998...............................  12,583,789   $199,351      $(1,225)     $(52,904)      $
  Net earnings.......................                                            25,461                      $25,461
  Common stock issued................   3,228,943     65,563
  Restricted shares issued...........      86,371      1,773       (1,773)
  Restricted shares forfeited........        (239)        (4)           4
  Amortization of unearned
    compensation.....................                                 966
                                       ----------   --------      -------      --------       -----          -------
Shareholders' equity -- January 30,
  1999...............................  15,898,864    266,683       (2,028)      (27,443)                     $25,461
                                                                                                             =======
  Net earnings.......................                                            15,228                      $15,228
  Common stock issued................       8,309        107
  Restricted shares issued...........     151,814        853         (853)
  Restricted shares forfeited........      (1,941)       (22)          22
  Shares purchased...................  (1,133,200)    (7,450)
  Amortization of unearned
    compensation.....................                               1,080
                                       ----------   --------      -------      --------       -----          -------
Shareholders' equity -- January 29,
  2000...............................  14,923,846    260,171       (1,779)      (12,215)                     $15,228
                                                                                                             =======
  Net loss...........................                                            (6,735)                     $(6,735)
  Common stock issued................      32,021        399
  Restricted shares issued...........      42,625        225         (225)
  Restricted shares forfeited........     (84,176)    (1,018)       1,018
  Shares purchased...................  (3,462,363)   (17,728)
  Amortization of unearned
    compensation.....................                                 531
  Minimum pension liability (net of
    income taxes of $373)............                                                          (663)            (663)
                                       ----------   --------      -------      --------       -----          -------
Shareholders' equity -- February 3,
  2001...............................  11,451,953   $242,049      $  (455)     $(18,950)      $(663)         $(7,398)
                                       ==========   ========      =======      ========       =====          =======

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss).......................................   $ (6,735)     $ 15,228      $ 25,461
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Provision for doubtful accounts........................      6,178         3,906         5,046
     Deferred income taxes..................................     (1,901)       (7,748)       (4,672)
     Depreciation and amortization..........................     16,200        15,229        13,418
     Loss (gain) on disposal of assets......................        276            28        (2,521)
     Stock-based compensation expense.......................        676         1,640         1,564
     Loss on discontinued operations........................                    2,787           403
     Asset impairment.......................................        281         4,639
     Changes in noncash assets and liabilities:
     (net of amounts acquired)
       Customer accounts receivable.........................       (716)       (3,057)        1,742
       Merchandise inventories..............................     11,298        (1,572)      (12,658)
       Other current assets.................................     (1,891)         (837)        1,995
       Other long-term assets...............................     (2,549)         (164)       (1,229)
       Net assets of discontinued operations................                    1,740        (1,255)
       Accounts payable.....................................     (2,707)      (18,549)       (4,620)
       Accrued liabilities..................................     (1,422)       (6,685)       (7,842)
                                                               --------      --------      --------
          Net cash provided by operating activities.........     16,988         6,585        14,832
                                                               --------      --------      --------
Cash flows from investing activities:
  Capital expenditures......................................    (23,471)      (17,041)      (16,215)
  Proceeds from sale of property............................         10           587        11,782
  Proceeds from sale of discontinued operations.............                    3,000
  Acquisition of customer accounts receivable...............                                (13,046)
  Real estate acquired......................................                                 (2,814)
  Payment for acquired business, net of cash purchased......                                (19,405)
                                                               --------      --------      --------
          Net cash used in investing activities.............    (23,461)      (13,454)      (39,698)
                                                               --------      --------      --------
Cash flows from financing activities:
  Net borrowings (payments) under asset securitization
     agreement..............................................    (19,855)       12,430        (8,606)
  Net borrowings (payments) on bankers' acceptance and
     revolving lines of credit..............................     47,561         3,279       (10,960)
  Payments on long-term obligations.........................     (1,805)         (951)       (1,105)
  Debt acquisition payments.................................     (2,098)         (309)         (613)
  Common shares purchased...................................    (17,728)       (7,450)
  Proceeds from common stock issuance, net of expense.......                                 65,381
  Payments on debt assumed at acquisition...................                                (17,582)
                                                               --------      --------      --------
          Net cash provided by financing activities.........      6,075         6,999        26,515
                                                               --------      --------      --------
Increase (decrease) in cash and equivalents.................       (398)          130         1,649
Cash and equivalents:
  Beginning of year.........................................      8,276         8,146         6,497
                                                               --------      --------      --------
  End of year...............................................   $  7,878      $  8,276      $  8,146
                                                               ========      ========      ========
Supplemental cash flow information:
  Interest paid.............................................   $ 12,954      $ 11,189      $ 11,299
  Income taxes paid.........................................        903           778           569
Supplemental non-cash investing and financing activities:
  Capital leases............................................      4,024
  Issuance of common shares to satisfy deferred
     compensation...........................................        399            25
  Receivables acquired in the sale of The Bee-Gee Shoe
     Corp. .................................................                    3,600

                See notes to consolidated financial statements.

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

     FISCAL YEAR -- The Company's fiscal year ends on the Saturday nearest January 31. Fiscal year 2000 consists of 53 weeks, and fiscal years 1999 and 1998 consist of 52 weeks ended January 29, 2000 and January 30, 1999, respectively.

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

     MERCHANDISE INVENTORIES are valued by the retail method applied on a last-in, first-out (LIFO) basis and are stated at the lower of cost or market. Current cost, which approximates replacement cost under the first-in, first-out
(FIFO) method, is equal to the LIFO value of inventories at February 3, 2001 and January 29, 2000.

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

     OTHER ASSETS -- Included in other assets is goodwill, which is amortized using the straight-line method over estimated useful lives of 10 to 25 years. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identified and is less than its carrying value.

     REVENUE RECOGNITION -- Sales revenues are recognized on merchandise inventory sold upon receipt by the customer. Finance revenue is generated by outstanding customer accounts receivable and recognized as interest is accrued on these outstanding balances. Other revenue consists primarily of leased department revenue. Leased department revenue is recognized as the Company earns commission from the sale of merchandise within leased departments.

     PRE-OPENING COSTS associated with opening new stores are expensed as incurred.

     ADVERTISING EXPENSE -- The cost of advertising is expensed as incurred.

     STOCK OPTIONS -- The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25.

     FINANCIAL INSTRUMENTS -- The Company utilizes interest rate swap agreements to manage its interest rate risks when receivables are sold under asset securitization programs or other borrowings. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions. Amounts currently due to or from interest swap counter parties are recorded in interest expense in the period in which they accrue. Gains or losses on terminated interest rate swap agreements are included in long-term liabilities or assets and amortized to interest expense over the shorter of the original term of the agreements or the life of the financial instruments to which they are matched. Gains or losses on the mark-to-market for interest rate swap agreements that do not qualify for hedge accounting are recorded as income or expense each period.

     COMPREHENSIVE INCOME is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net earnings and comprehensive earnings for fiscal year 2000 relates to the change in minimum pension liability for fiscal year 2000. Comprehensive income equals net income for fiscal years 1999 and 1998.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to current year presentation. The Company changed the presentation of its selling, general, administrative and other expenses headings in its statements of operations to more closely compare to that of other companies in its industry. Additionally, in compliance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reclassified to other revenue certain shipping and handling costs billed to customers that were previously recorded as an offset to shipping and handling costs included in selling, general, administrative and other expenses.

     ACCOUNTING PRONOUNCEMENTS -- Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. Effective February 4, 2001, the beginning of the first quarter of fiscal 2001, this Statement will be adopted and will result in a cumulative after-tax other comprehensive loss of $1.8 million.

B. ACQUISITION

     In 1998, the Company acquired Stone & Thomas for a purchase price of approximately $20.2 million in cash. Stone & Thomas operated 20 department stores located in West Virginia, Ohio, Kentucky, and Virginia under the name Stone & Thomas. This transaction has been accounted for as a purchase. The excess of acquisition costs over fair value of the net assets acquired of $16.8 million is recorded as goodwill. As part of the Company's acquisition of Stone & Thomas, it planned to exit certain activities, which resulted in the sale of seven of the store locations, the closing of two and the recording of related liabilities for store closings, employee severance, lease buyouts, and other expenses. The Company recorded an accrual to exit certain activities of Stone & Thomas in accordance with this plan in the amount of $6.8 million, which was paid in fiscal 1999 and 1998.

C. CUSTOMER ACCOUNTS RECEIVABLE

     Customer accounts receivable represent finance subsidiary receivables. Interest is charged at an annual rate of 18% to 21%, depending on state law. A reconciliation of the Company's allowance for doubtful accounts is as follows:

                                                                YEAR ENDED
                                         --------------------------------------------------------
                                         FEBRUARY 3, 2001    JANUARY 29, 2000    JANUARY 30, 1999
                                         ----------------    ----------------    ----------------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
Balance, beginning of year.............      $ 2,048             $ 4,377             $ 4,177
Provision..............................        6,178               3,906               5,046
Other..................................                                                1,463
Charge offs, net of recoveries.........       (5,748)             (6,235)             (6,309)
                                             -------             -------             -------
Balance, end of year...................      $ 2,478             $ 2,048             $ 4,377
                                             =======             =======             =======

     In the fourth quarter of fiscal 1998, the Company acquired Stone & Thomas' customer accounts receivable portfolio, which was previously owned and serviced by a third-party servicer. The portfolio totaled approximately $11.3 million, net of an initial allowance for doubtful accounts of approximately $1.5 million.

     Customer accounts receivable result from the Company's proprietary credit card sales to customers residing principally in the midwestern states. As such, the Company believes it is not dependent on a given industry or business for its customer base and therefore has no significant concentration of credit risk.

     The El-Bee Chargit Corp. ("Chargit" or financing subsidiary) purchases substantially all Elder-Beerman and subsidiaries' proprietary credit card receivables; such receivables are purchased at a 3% discount. Purchase discounts are eliminated in consolidation.

D. DEBT

     Through a commercial bank lending group, the Company has a three-year Revolving Credit Facility ("Credit Facility"), and through its financing subsidiary, a three-year variable rate securitization loan agreement ("Securitization Facility"), both of which expire May 18, 2003. Outstanding borrowings of $157.8 million on the Credit and Securitization Facilities due May 2003 are classified as long-term liabilities.

     The Credit Facility provides for borrowing and letters of credit in an aggregate amount up to $150 million subject to a borrowing base formula based primarily on merchandise inventories. There is a $40 million sublimit for letters of credit. The Company has the option to finance borrowings at either prime, plus 25 basis points or LIBOR, plus 175 basis points.

     The Securitization Facility is a revolving agreement whereby the Company can borrow up to $150 million. The Company's customer accounts receivables are pledged as collateral under the Securitization Facility. The borrowings under this facility are subject to a borrowing-based formula based primarily on outstanding customer accounts receivable. Borrowings bear interest at commercial paper rates, plus 5 basis points.

     Certain financial covenants related to debt are included in the Credit and Securitization Facility agreements. Additionally, there are certain other restrictive covenants, including limitations on the incurrence of additional liens, indebtedness, payment of dividends, distributions or other payments on and repurchase of outstanding capital stock, investments, mergers, stock transfer and sale of assets. Certain ratios related to the performance of the accounts receivable portfolio are also included.

     At January 29, 2000, borrowings of $130.1 million on prior Credit and Securitization Facilities that expired in December 2000 were classified as current liabilities. The Company entered into new three-year Credit and Securitization Facilities in May 2000.

     Debt consists of the following:

                                                              FEBRUARY 3, 2001    JANUARY 29, 2000
                                                              ----------------    ----------------
                                                               (ALL DOLLAR AMOUNTS IN THOUSANDS)
Mortgage note payable (9.75%)...............................      $  2,459           $   2,536
Industrial development revenue bonds, variable rates based
  on published index of tax-exempt bonds (4.92%)............         3,055               3,480
Capital lease obligations (7.13% -- 15.95%).................         3,802               1,081
Credit facility (7.59%).....................................        50,840               3,279
Securitization facility (6.18%).............................       106,985             126,840
                                                                  --------           ---------
          Total.............................................       167,141             137,216
Current portion of long-term obligations....................        (1,509)           (131,086)
                                                                  --------           ---------
Long-term obligations.......................................      $165,632           $   6,130
                                                                  ========           =========

     Maturities of borrowings are $1,509,000 in 2001, $1,083,000 in 2002,
$158,794,000 in 2003, $778,000 in 2004, $2,877,000 in 2005, and $2,100,000
thereafter.

     Collateral for the industrial development revenue bonds and the mortgage note payable is land, buildings, furniture, fixtures and equipment with a net book value of $3.9 million at February 3, 2001.

     The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement. The differential between the fixed and variable rates to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. The Company had outstanding swap agreements with notional amounts totaling $100 million, $115 million and $115 million for the fiscal years ended 2000, 1999 and 1998, respectively. The Company's current swap agreement expires April 2004. This agreement has been matched to the Securitization Facility to reduce the impact of interest rate changes on cash flows.

     The Company is exposed to credit related losses in the event of non-performance by the counter parties to the swap agreements. All counter parties are rated A or higher by Moody's and Standard and Poor's and the Company does not anticipate non-performance by any of its counter parties.

E. LEASES

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

     Minimum annual rentals, for leases having initial or remaining noncancelable lease terms in excess of one year at February 3, 2001, are as follows:

                                                              OPERATING     CAPITAL
FISCAL YEAR                                                    LEASES        LEASES
-----------                                                   ---------    ----------
                                                              (ALL DOLLAR AMOUNTS IN
                                                                    THOUSANDS)
  2001......................................................  $ 24,038       $1,397
  2002......................................................    22,777        1,225
  2003......................................................    21,618        1,006
  2004......................................................    20,886          716
  2005......................................................    20,362          674
  Thereafter................................................   160,073
                                                              --------       ------
Minimum lease payments......................................  $269,754        5,018
                                                              ========
Imputed interest............................................                 (1,216)
                                                                             ------
Present value of net minimum lease payments.................                 $3,802
                                                                             ======

                                                                           YEAR ENDED
                                                            -----------------------------------------
                                                            FEBRUARY 3,    JANUARY 29,    JANUARY 30,
                                                               2001           2000           1999
                                                            -----------    -----------    -----------
                                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)
RENT EXPENSE
Operating leases:
  Minimum.................................................    $25,474        $24,895        $19,848
  Contingent..............................................      1,763          1,907          1,818
                                                              -------        -------        -------
Total rent expense........................................    $27,237        $26,802        $21,666
                                                              =======        =======        =======

     Assets acquired under capital leases are included in the consolidated balance sheets as property, while the related obligations are included in long-term obligations.

                                                              FEBRUARY 3,    JANUARY 29,
                                                                 2001           2000
                                                              -----------    -----------
                                                                (ALL DOLLAR AMOUNTS IN
                                                                      THOUSANDS)
ASSETS HELD UNDER CAPITAL LEASES
  Buildings.................................................    $ 3,442        $ 5,538
  Equipment.................................................      4,259            235
  Accumulated depreciation and amortization.................     (3,574)        (5,130)
                                                                -------        -------
                                                                $ 4,127        $   643
                                                                =======        =======

F. INCOME TAXES

     Income tax benefit consists of the following:

                                                                           YEAR ENDED
                                                            -----------------------------------------
                                                            FEBRUARY 3,    JANUARY 29,    JANUARY 30,
                                                               2001           2000           1999
                                                            -----------    -----------    -----------
                                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Federal.................................................    $             $    272       $    813
  State and local.........................................         65            471            503
                                                              -------       --------       --------
                                                                   65            743          1,316
                                                              -------       --------       --------
Deferred:
  Net operating losses and tax credit carryforwards.......     (4,316)        (1,178)         8,955
  Interest................................................                                     (266)
  Deferred income.........................................      1,024           (268)
  Valuation allowance.....................................                   (10,635)       (12,337)
  Other...................................................        127          4,333         (1,024)
                                                              -------       --------       --------
                                                               (3,165)        (7,748)        (4,672)
                                                              -------       --------       --------
Income tax benefit........................................    $(3,100)      $ (7,005)      $ (3,356)
                                                              =======       ========       ========

     Income statement classifications:

                                                                           YEAR ENDED
                                                            -----------------------------------------
                                                            FEBRUARY 3,    JANUARY 29,    JANUARY 30,
                                                               2001           2000           1999
                                                            -----------    -----------    -----------
                                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Continuing operations...................................    $(3,151)       $(5,399)       $(3,124)
  Discontinued operations.................................         51         (1,606)          (232)
                                                              -------        -------        -------
          Total...........................................    $(3,100)       $(7,005)       $(3,356)
                                                              =======        =======        =======

     The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

                                                            FEBRUARY 3,    JANUARY 29,    JANUARY 30,
                                                               2001           2000           1999
                                                            -----------    -----------    -----------
                                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)
Federal taxes computed at the statutory rate..............    $(3,442)      $  4,416       $  7,959
State and local taxes.....................................         65            539            523
Valuation allowance.......................................                   (10,635)       (12,337)
Permanent items...........................................        226            281            731
                                                              -------       --------       --------
Income tax benefit from continuing operations.............    $(3,151)      $ (5,399)      $ (3,124)
                                                              =======       ========       ========

     Deferred income taxes consist of the following:

                                                              FEBRUARY 3,    JANUARY 29,
                                                                 2001           2000
                                                              -----------    -----------
                                                                (ALL DOLLAR AMOUNTS IN
                                                                      THOUSANDS)
Deferred tax assets:
  Net operating losses and tax credit carryforwards.........    $27,166        $22,850
  Deferred income...........................................        112          1,136
  Deferred compensation.....................................      1,593          1,666
  Bad debts.................................................        867            758
  Other.....................................................      7,001          7,258
                                                                -------        -------
                                                                 36,739         33,668
Valuation allowance.........................................     (3,829)        (3,829)
                                                                -------        -------
          Total deferred tax assets.........................     32,910         29,839
                                                                -------        -------
Deferred tax liabilities....................................     (8,938)        (9,405)
                                                                -------        -------
          Net deferred tax asset............................    $23,972        $20,434
                                                                =======        =======
Included in the balance sheets:
  Other current assets......................................    $10,645        $ 8,090
  Other assets..............................................     13,327         12,344
                                                                -------        -------
          Net deferred tax assets...........................    $23,972        $20,434
                                                                =======        =======

     Permanent items consist primarily of nondeductible goodwill. Permanent items in fiscal 1998 also include certain bankruptcy related expenses. The net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets will result in future benefits only if the Company has taxable income in future periods. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance has been recorded for the tax effect of a portion of the future tax deductions and tax credit carryforwards. In the fourth quarter of fiscal 1999 and 1998, the Company reduced the valuation allowance to reflect the likely future utilization of its deferred tax assets.

     The federal net operating loss carryforward is approximately $69.5 million and is available to reduce federal taxable income through 2020. The tax credit carryforward is approximately $3.0 million, of which $632,000 will expire in 2009 and 2010, and the balance of which is an indefinite carryforward.

G. EMPLOYEE BENEFIT PLANS

     A defined-contribution employee benefit plan (the "Benefit Plan") covers substantially all employees. The Company may contribute to the Benefit Plan based on a percentage of compensation and on a percentage of earnings before income taxes. Contributions of $1.1 million, $1.9 million and $1.3 million were recorded in fiscal 2000, 1999 and 1998, respectively, for the Company's match to the Benefit Plan. Eligible employees can make contributions to the Benefit Plan through payroll withholdings of one to fifteen percent of their annual compensation. The Benefit Plan includes an employee stock ownership component.

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

     Summary information for the Company's defined-benefit plan is as follows:

                                                              FEBRUARY 3,    JANUARY 29,
                                                                 2001           2000
                                                              -----------    -----------
                                                                (ALL DOLLAR AMOUNTS IN
                                                                      THOUSANDS)
Change in the projected benefit obligation:
  Projected benefit obligation at beginning of year.........    $(5,119)       $(6,092)
  Interest cost.............................................       (372)          (385)
  Actuarial gain (loss).....................................       (206)           608
  Benefits paid.............................................        689            750
                                                                -------        -------
Projected benefit obligation at end of year.................     (5,008)        (5,119)
                                                                -------        -------
Change in the plan assets:
  Fair value of plan assets at beginning of year............      5,126          6,123
  Actual return (loss) on plan assets.......................        237           (247)
  Benefits paid.............................................       (689)          (750)
                                                                -------        -------
Fair value of plan assets at end of year....................      4,674          5,126
                                                                -------        -------
Plan assets in excess of projected benefit obligation.......       (334)             7
Reconciliation of financial status of plan to amounts
  recorded in the Company's balance sheet -- unrecorded
  effect of net loss arising from differences between
  actuarial assumptions used to determine periodic pension
  expense and actual experience.............................      1,036            666
                                                                -------        -------
Net pension asset...........................................    $   702        $   673
                                                                =======        =======
Amounts recognized in the Company's balance sheets consist
  of:
  Other assets -- pension asset.............................    $   702        $   673
  Other current liabilities.................................     (1,036)
  Other assets -- deferred tax asset........................        373
  Other comprehensive loss..................................        663
Benefit obligation discount rate............................       7.25%           7.5%

     The components of net pension income are as follows:

                                                              2000     1999     1998
                                                              -----    -----    -----
                                                              (ALL DOLLAR AMOUNTS IN
                                                                    THOUSANDS)
Service cost................................................  $        $        $  12
Interest cost on projected benefit obligation...............    372      385      199
Expected return on plan assets..............................   (422)    (507)    (249)
Amortization of unrecorded net loss.........................     22
                                                              -----    -----    -----
Net pension income..........................................  $ (28)   $(122)   $ (38)
                                                              =====    =====    =====

     Plan assets are held in a trust and are invested primarily in equities and fixed income obligations. The expected long-term rate of return on plan assets used in determining net pension income was 8.0% in 2000 and 8.5% in 1999 and 1998.

H. EARNINGS PER SHARE

     Net earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted-average number of common shares outstanding during the year. Stock options, restricted shares, deferred shares and warrants outstanding represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. There was no dilutive effect of potential common shares in fiscal 2000. A reconciliation of the weighted average shares used in the basic and diluted earnings per share calculation is as follows:

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Weighted average common shares outstanding --
  basic........................................  13,598,485    15,371,183    14,078,441
Dilutive potential common shares:
  Warrants.....................................                                 150,049
  Stock options................................                     2,953       185,161
  Restricted shares............................                     4,552        33,917
  Deferred shares..............................                    63,970        25,388
                                                 ----------    ----------    ----------
Adjusted weighted average shares -- diluted....  13,598,485    15,442,658    14,472,956
                                                 ==========    ==========    ==========

I. SHAREHOLDERS' EQUITY

     The Company has authorized 25 million no par common shares. In August 2000, the Company's Board of Directors authorized the repurchase of a targeted 3.3 million common shares at an aggregate repurchase price of $20 million through a self-tender. During fiscal 2000 pursuant to the self-tender, a total of 3.5 million common shares were repurchased for $17.7 million. In August 1999, the Company's Board of Directors authorized a share repurchase program to repurchase up to $24 million in common shares over a two-year period. During fiscal 1999 pursuant to the share repurchase program, a total of 1.1 million common shares were repurchased for $7.4 million. There were 1.0 million shares held in treasury at February 3, 2001.

     The Board of Directors has the authority to issue five million shares of preferred stock. At February 3, 2001, these shares are unissued.

     Warrants of 624,522 are attached to shares outstanding of 624,522.

     Under a Rights Agreement, each outstanding common share presently has one right attached that trades with the common share. Generally, the rights become exercisable and trade separately after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the Company at an exercise price of 50% of the then-current common share market value. The rights expire on December 30, 2007, unless the Board of Directors takes action prior to that date to extend the rights, and are presently redeemable at $0.01 per right.

J. STOCK-BASED COMPENSATION

     The Equity and Performance Incentive Plan (the "Incentive Plan") authorizes the Company's Board of Directors to grant restricted shares, stock options, appreciation rights, deferred shares, performance shares and performance units. Awards relating to 2,750,000 shares are authorized for issuance under this plan and awards related to 2,218,826 shares have been issued as of February 3, 2001.

     Officers and key employees have been granted stock options under the Incentive Plan. The options granted have a maximum term of ten years and vest over a period ranging from three to five years. In fiscal

2000, 1999 and 1998, the Company has granted certain discounted stock options, in lieu of directors fees, to outside directors with an exercise price less than the market price of the stock on the grant date.

     The following table summarizes the Company's stock option activity:

                                                2000                    1999                   1998
                                        ---------------------   ---------------------   -------------------
                                                    WEIGHTED-               WEIGHTED-             WEIGHTED-
                                                     AVERAGE                 AVERAGE               AVERAGE
                                                    EXERCISE                EXERCISE              EXERCISE
                                         SHARES       PRICE      SHARES       PRICE     SHARES      PRICE
                                        ---------   ---------   ---------   ---------   -------   ---------
Outstanding at beginning of year......  1,666,150    $10.81       938,096    $12.53     773,000    $10.89
Granted:
  Discounted..........................     78,763      3.31        30,554      5.39      29,096     12.07
  Undiscounted........................    592,500      3.48       343,000      8.18     165,000     20.51
  Premium.............................                            460,000      9.71
Canceled..............................   (487,150)    10.97      (105,500)    11.10     (29,000)    13.86
                                        ---------               ---------               -------
Outstanding at end of year............  1,850,263    $ 8.10     1,666,150    $10.81     938,096    $12.53
                                        =========               =========               =======
Exercisable at year end...............    556,082    $10.86       346,965    $11.84     161,133    $10.89
                                        =========               =========               =======
Weighted-average fair value of stock
  options granted during the year
  using the Black-Scholes
  options -- pricing model:
  Discounted..........................               $ 3.50                  $ 5.24                $10.47
  Undiscounted........................               $ 2.63                  $ 5.55                $11.96
  Premium.............................                                       $ 4.94

                                                               2000       1999       1998
                                                              -------    -------    -------
Weighted-average assumptions used for grants:
  Expected dividend yield...................................        0%         0%         0%
  Expected volatility.......................................       79%        63%        50%
  Risk-free interest rate...................................      5.5%       6.3%       5.3%
  Expected life.............................................  7 years    7 years    7 years

     The following table shows various information about stock options outstanding at February 3, 2001:

                                    OPTIONS OUTSTANDING
                          ---------------------------------------       OPTIONS EXERCISABLE
                                         WEIGHTED-                  ----------------------------
                                          AVERAGE       WEIGHTED-       NUMBER        WEIGHTED-
                                         REMAINING       AVERAGE    EXERCISABLE AT     AVERAGE
                                        CONTRACTUAL     EXERCISE      FEBRUARY 3,      EXERCISE
RANGE OF EXERCISE PRICES   SHARES     LIFE (IN YEARS)     PRICE          2001           PRICE
------------------------  ---------   ---------------   ---------   ---------------   ----------
     2.719 -  5.750         691,653         9.6          $ 3.51          22,071         $ 4.85
     6.125 -  9.125         339,570         8.2            8.12          94,270           8.04
     9.600 - 14.125         722,312         7.2           10.79         398,513          10.84
    16.735 - 21.000          96,728         7.1           20.82          41,228          20.68
                          ---------                                     -------
                          1,850,263         8.3          $ 8.10         556,082         $10.86
                          =========                                     =======

     The Incentive Plan provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. As of February 3, 2001, 281,247 restricted common shares are issued and outstanding under the plan. There were 42,625 and 151,814 shares awarded under this plan in fiscal 2000 and 1999, respectively. The fair value of the restricted shares awarded was $0.2 million and $0.9 million in fiscal 2000 and 1999, respectively, which is recorded as compensation expense over the three-year vesting period.

     The Incentive Plan also provides for certain employees to elect to defer a portion of their compensation through the purchase of deferred shares. Each deferred share represents an employee's right to a share of the Company's common stock. As of February 3, 2001, 46,025 deferred shares are outstanding.

     Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards was approximately $
0.7 million, $1.6 million and $1.6 million in fiscal 2000, 1999 and 1998, respectively. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the Company's net earnings (loss) and diluted earnings (loss) per common share would have been the following pro forma amounts:

                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                               (ALL DOLLAR AMOUNTS IN THOUSANDS)
Net earnings (loss):
  As reported...............................................   $(6,735)     $15,228      $25,461
  Pro forma.................................................    (8,523)      13,103       24,211
Net earnings (loss) per common share -- diluted:
  As reported...............................................     (0.50)        0.99         1.76
  Pro forma.................................................     (0.63)        0.85         1.67

K. DISCONTINUED OPERATIONS

     During fiscal 1999, the Company sold its wholly-owned subsidiary, The Bee-Gee Shoe Corp. for $3 million cash, $1.5 million cash payable from subsequent earnings of the purchaser (the "Earnout"), and a $4.8 million note receivable. The sale was completed January 25, 2000. The Company obtained an independent appraisal of the fair value of the Earnout and note receivable in order to determine the consideration received from sale. Payments on the note will commence March 31, 2002. In the interim, interest accrues at a rate of 8.5% per annum. Payments from subsequent earnings of the purchaser will commence no later than March 31, 2003. Revenues of the shoe division were $26.7 million and $31.2 million in 1999 and 1998, respectively.

     The following are the components of discontinued operations:

                                                              2000     1999      1998
                                                              ----    -------    -----
                                                                (ALL DOLLAR AMOUNTS
                                                                   IN THOUSANDS)
Loss from operations of shoe division (net of income tax
  benefit of $257 and $232 in fiscal years 1999 and 1998,
  respectively).............................................  $       $  (447)   $(403)
Gain (loss) on sale of shoe division, including loss on
  operations during phase-out period of $564 in fiscal 1999
  (net of income tax expense (benefit) of $51 and ($1,349)
  in fiscal years 2000 and 1999, respectively)..............   89      (2,340)
                                                              ---     -------    -----
                                                              $89     $(2,787)   $(403)
                                                              ===     =======    =====

L. ASSET IMPAIRMENT AND OTHER EXPENSES

     During fiscal 2000, the Company recorded a pre-tax charge of $15.9 million associated with the Company's new strategic plan announced in August 2000. The charges included $12.1 million for inventory costs included in cost of goods sold, occupancy and buying expenses and $3.8 million for severance costs and outside professional fees and expenses included in selling, general, administrative and other expenses. The severance costs related to the termination of 137 salaried and hourly employees, all of who left the Company before February 3, 2001. A remaining amount of $1.0 million is payable at February 3, 2001 for payments to be made in 2001 and 2002 under a severance contract.

     In fiscal 1999, the Company recorded an asset impairment of $4.6 million in selling, general, administrative and other expenses as the result of adverse changes in the operations of a cooperative buying group in which the Company held an investment. The Company determined the fair value of its investment based on an analysis of the expected future cash flows. The asset impairment recorded reflects the write-down of the carrying amount of the investment in the cooperative buying group to its estimated fair value. During 2000, income of $0.7 million was recorded in selling, general, administrative and other expenses related to proceeds received upon the disbanding of the cooperative buying group in which the Company held an investment.

M. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          INTEREST RATE SWAP AGREEMENTS -- The fair value of interest rate swaps is based on the quoted market prices that the Company would pay to terminate the swap agreements at the reporting date. The estimated fair value of the interest rate swap agreement is a $(2.8) million loss and a $1.1 million gain at February 3, 2001 and January 29, 2000, respectively. There is no carrying amount in the consolidated balance sheets.

N. COMMITMENTS AND CONTINGENCIES

     LITIGATION -- The Company is a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. Management believes the outcome of any of the litigation matters will not have a material effect on the Company's results of operations, cash flows or financial position.

     INSURANCE -- The Company is self-insured for employee medical and workers' compensation, subject to limitations for which insurance has been purchased. Management believes that those claims reported and not paid and claims incurred, but not yet reported, are appropriately accrued.

     LEASE GUARANTEES -- The Company has a guarantee lease obligation of sixteen stores of Shoebilee, Inc. The leases have remaining noncancelable terms expiring no later than 2008. The minimum annual rentals related to these leases are $711,000 in 2001; $547,000 in 2002; $372,000 in 2003; $359,000 in 2004; $295,000
in 2005; and $732,000 thereafter.

O. SEGMENT REPORTING

     Management assesses performance and makes operating decisions based on two reportable segments, Department Store and Finance Operations.

     The Department Store segment is identified by the merchandise sold and customer base served. The Department Store segment sells a wide range of moderate to better brand merchandise, including women's ready to wear, accessories, cosmetics, men's, children's and home. The Company's retail stores are principally engaged in smaller Midwestern markets in Ohio, Indiana, Illinois, Michigan, Pennsylvania, Wisconsin,

Kentucky, and West Virginia. Net sales by major merchandising category in the Department Store segment are as follows:

                              MERCHANDISE CATEGORY

                                                       2000         1999         1998
                                                     ---------    ---------    ---------
                                                      (ALL DOLLAR AMOUNTS IN THOUSANDS)
Women's Ready to Wear..............................  $212,169     $209,821     $191,953
Accessories, Shoes and Cosmetics...................   156,854      149,337      133,551
Men's and Childrens................................   150,933      148,175      138,478
Home Store.........................................   136,208      130,464      118,109
                                                     --------     --------     --------
Total Department Store.............................  $656,164     $637,797     $582,091
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

     The following table sets forth information for each of the Company's segments:

                                                       2000         1999         1998
                                                     ---------    ---------    ---------
                                                      (ALL DOLLAR AMOUNTS IN THOUSANDS)
DEPARTMENT STORE
Revenues...........................................  $659,468     $641,250     $585,396
Depreciation and amortization......................    15,677       14,724       13,045
Operating profit(1)................................     2,229        2,557       15,826
Capital expenditures...............................    23,459       16,615       15,933
Total assets.......................................   339,446      318,242      327,252

                                                       2000         1999         1998
                                                     ---------    ---------    ---------
                                                      (ALL DOLLAR AMOUNTS IN THOUSANDS)
FINANCE OPERATIONS
Revenues(2)........................................  $ 37,560     $ 34,802     $ 32,783
Depreciation and amortization......................       523          505          373
Operating profit(1)................................    23,892       24,064       21,461
Capital expenditures...............................        12          426          282
Total assets.......................................   115,871      135,926      126,016

---------------
(1) Total segment operating profit is reconciled to earnings (loss) before income tax benefit and discontinued operations as follows:

                                                       2000         1999         1998
                                                     ---------    ---------    ---------
                                                      (ALL DOLLAR AMOUNTS IN THOUSANDS)
Segment operating profit...........................  $ 26,121     $ 26,621     $ 37,287
New strategic plan costs...........................   (15,903)
Store closing costs................................    (6,059)                   (1,302)
Acquisition and integration........................                              (4,154)
Interest expense...................................   (13,014)     (10,927)     (10,940)
Reorganization and other...........................    (1,120)      (3,078)       1,849
                                                     --------     --------     --------
                                                     $ (9,975)    $ 12,616     $ 22,740
                                                     ========     ========     ========

---------------
(2) Finance Operations segment revenues is reconciled to reported financing revenues as follows:

                                                          2000         1999         1998
                                                        ---------    ---------    ---------
                                                         (ALL DOLLAR AMOUNTS IN THOUSANDS)
Segment revenues......................................   $37,560      $34,802      $32,783
Intersegment operating charge eliminated..............    (9,398)      (8,678)      (7,210)
                                                         -------      -------      -------
                                                         $28,162      $26,124      $25,573
                                                         =======      =======      =======

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

            NAME              AGE                             POSITION
            ----              ---                             --------
Frederick J. Mershad........  58    Chairman of the Board, President and Chief Executive Officer
Scott J. Davido.............  39    Executive Vice President, Chief Financial Officer, Treasurer
                                    and Secretary
James M. Zamberlan..........  54    Executive Vice President, Stores
Steven D. Lipton............  50    Senior Vice President, Controller
Mark F.C. Berner............  47    Director
Dennis Bookshester..........  62    Director
Eugene I. Davis.............  46    Director
Charles Macaluso............  57    Director
Steven C. Mason.............  65    Director
Thomas J. Noonan, Jr. ......  60    Director
Bernard Olsoff..............  72    Director
Laura H. Pomerantz..........  53    Director
Jack A. Staph...............  55    Director
Charles H. Turner...........  44    Director

     Frederick J. Mershad has served as Chairman of the Board of Elder-Beerman since December 1997, as Chief Executive Officer and a Director of Elder-Beerman since January 1997 and as Chairman of the Board, Chief Executive Officer, President and a Director since July 2000. Prior to this time, Mr. Mershad served as President and Chief Executive Officer of the Proffitt's division of Saks, Inc. ("Proffitt's") from February 1995 to December 1996; Executive Vice President, Merchandising Stores for Proffitt's from May 1994 to January 1995; Senior Vice President, General Merchandise Manager, Home Store for the Rich's Department Stores division of Federated Department Stores, Inc. ("Federated") from August 1993 to May 1994; and Executive Vice President, Merchandising and Marketing of the McRae's Department Stores division of Proffitt's from June 1990 to August 1993.

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

     Mark F.C. Berner has served as a Director of Elder-Beerman since September 2000. Mr. Berner is Managing Partner of SDG Resources, L.P., an oil and gas investment fund. From 1996 to 1998, he was a private investment consultant in New York. In 1995, Mr. Berner served as Senior Vice President and Counsel for Turnberry Capital Management, L.P., a private equity fund. His prior position was as a Director of the First Boston Special Situations Fund, a private investment partnership. Mr. Berner also currently serves as a Director of ThinkSheet, Inc., and served as a Director of Renaissance Technologies from 1997 through March 2000. Mr. Berner is also a member of the bar of the State of New York.

     Dennis Bookshester has served as a Director of Elder-Beerman since December 1999. Mr. Bookshester serves as the Chief Executive Officer of Fruit of the Loom, a garment manufacturer that filed for protection under chapter 11 of the United States Bankruptcy Code in December 1999. He also currently serves as a Director of Fruit of the Loom and Playboy Enterprises and as Chairman of Cutanix Corp.

     Eugene I. Davis has served as a Director of Elder-Beerman since September 2000. Mr. Davis is Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a corporate strategy consulting firm, and of Murdock Communications Corp., a telecommunications enterprise. He also serves as Chief Executive Officer of SmarTalk Teleservices Corp., an independent provider of prepaid calling cards, that filed for protection under chapter 11 of the United States Bankruptcy Code in January 1999, and is currently being liquidated. During 1998 and 1999, Mr. Davis was Chief Operating Officer of Total-Tel Communications, Inc., a long distance telecommunications provider. From 1996 to 1997, Mr. Davis was the Chief Executive Officer of Sport Supply Group, Inc., a sporting goods and athletic equipment distributor. From 1992 to 1997, he served as President of Emerson Radio Corp., a consumer electronics distributor. Mr. Davis also currently serves as a Director of Coho Energy, Inc., Murdock Communications Corp., Tipperary Corporation and Eagle Geophysical Corp.

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

     Thomas J. Noonan, Jr. has served as a Director of Elder-Beerman since 1997. Mr. Noonan is the Chief Executive Officer of the Coppergate Group ("Coppergate"), a financial investment and management company, and has served in this capacity since May 1996. Prior to that, he served as a Managing Director of Coppergate from April 1993 through May 1996. He also serves as the Chairman, President and Chief Executive Officer of Intrenet, Inc. ("Intrenet"), a truckload carrier service provider that filed for protection under chapter 11 in January 2001, and is currently being liquidated. Mr. Noonan has served in his current position at Intrenet since January 2001. He has been a Director of Intrenet since 1991 and was named Chairman in December 2000. Mr. Noonan also serves as the Chief Executive of R&S Liquidating Company, Inc., which was formerly known as WSR, Inc. ("WSR") an automotive aftermarket retailer, and has served in this capacity since April 2000. Prior to that Mr. Noonan was WSR's Chief Restructuring Officer from August 1998 through December 1999. Mr. Noonan served as Executive Vice President and Chief Financial Officer of Herman's Sporting Goods, Inc. from August 1994 through 1999, a sporting goods retailer that filed for protection under chapter 11 of the United States Bankruptcy Code and is currently being liquidated.

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

     Jack A. Staph has served as a Director of Elder-Beerman since 1997. Mr. Staph is currently a consultant, lawyer and private investor. He also serves as Vice President and Treasurer of Bernadette Travel, Inc. Mr. Staph has also served in an unrestricted advisory capacity to CVS Corp. since June 1997. Prior to this time, Mr. Staph served as Senior Vice President, Secretary, and General Counsel of Revco D.S., Inc., a retail pharmacy company, from October 1972 to August 1997.

     Charles H. Turner has served as a Director of Elder-Beerman since September 2000. Mr. Turner is Senior Vice President of Finance, Chief Financial Officer and Treasurer of Pier 1 Imports, Inc., ("Pier 1"), and has served in this capacity since August 1999. Mr. Turner served as Pier 1's Senior Vice President of Stores from July 1994 through August 1999 and served as Controller and Principal Accounting Officer of Pier 1 from January 1992 through August 1994.

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

     Based upon its review of such forms received by Elder-Beerman and written representations from the directors and executive officers that no other reports were required, Elder-Beerman is unaware of any instances of noncompliance, or late compliance, with such filings during fiscal year 2000 by its directors, executive officers or 10 percent shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

  Summary Compensation Table

     The table below shows the before-tax compensation for the years shown for Elder-Beerman's Chief Executive Officer and the four next highest paid executive officers (the "Named Executive Officers") at the end of fiscal year 2000.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                           --------------------------------   ----------------------------------------------
                                                                                      AWARDS                  PAYOUTS
                                                                              -----------------------   --------------------
                                                                                           SECURITIES                ALL
                                                                  OTHER       RESTRICTED   UNDERLYING               OTHER
                                                                  ANNUAL        STOCK       OPTIONS/     LTIP      COMPEN-
                                           SALARY     BONUS      COMPEN-       AWARD(S)       SARS      PAYOUTS     SATION
NAME AND PRINCIPAL POSITION         YEAR     ($)       ($)     SATION($)(5)      ($)          (#)         ($)     ($)(9)(10)
---------------------------         ----   -------   -------   ------------   ----------   ----------   -------   ----------
Frederick J. Mershad --
  Chairman and Chief                2000   671,539                                           100,000                 9,705
  Executive Officer                 1999   600,000                              581,250      300,000                 7,665
                                    1998   559,263   120,000      29,403      1,050,000       75,000                 9,970
John A. Muskovich(1) --
  President, Chief                  2000   196,971                37,602                                           270,837(11)
  Operating Officer                 1999   425,000                              310,000(6)   160,000(8)              6,000
  through June 29, 2000             1998   412,207    85,000                    473,127(7)    30,000(8)              9,950

Scott J. Davido --
  Executive Vice President --       2000   261,923    37,295(3)                  29,690       30,000                 4,236
  Chief Financial Officer,          1999   217,596    36,000      60,550         45,625       25,000                   382
  Treasurer and Secretary           1998   174,076    21,280      26,626         26,599                              4,585

Charles P. Shaffer(2)
  Vice President -- General         2000   297,692     7,613                                  10,000                 8,792
  Merchandise Manager               1999   243,654    44,303                     95,190       40,000                 7,159
                                    1998   220,769    60,000                     37,495                              5,483
James M. Zamberlan --
  Executive Vice President --       2000   351,346     9,703                     29,690       30,000                 4,359
  Stores                            1999   309,808    53,156                                  20,000                 2,712
                                    1998   278,803    79,650                    234,892       15,000                 8,050
Steven D. Lipton --
  Sr. Vice President --             2000   203,538    43,315(4)                  11,876       15,000                 6,660
  Controller                        1999   180,115    35,830                                  10,000                 5,801
                                    1998   154,976    21,132                     26,412            0                 7,985

Fiscal year 2000 includes 53 weeks.
---------------
(1) Mr. Muskovich was terminated by the Company on June 29, 2000.

(2) Mr. Shaffer served as Executive Vice President -- Merchandising and Marketing until August 11, 2000. He currently serves and Senior Vice President, General Merchandise Manager.

(3) Includes 2,711 deferred shares and 678 restricted shares awarded to Mr. Davido as the deferred portion of his 2000 bonus pursuant to the Company's Equity and Performance Incentive Plan.

(4) Includes 5,935 deferred shares and 1,484 restricted shares awarded to Mr. Lipton as the deferred portion of his 2000 bonus pursuant to the Company's Equity and Performance Incentive Plan.

(5) Moving expense reimbursement.

(6) This restricted share grant was cancelled on June 30, 2000 pursuant to the terms of the restricted share agreement.

(7) Mr. Muskovich received $322,493 of his 1998 restricted shares grants. The remaining shares were cancelled on June 30, 2000, pursuant to the termination of his position as President and Chief Operating Officer.

(8) All of Mr. Muskovich's option grants were cancelled on September 30, 2000, pursuant to the terms of the option agreements.

(9) Includes life insurance premium payments paid by the Company in 2000 in the following amounts: Mr. Mershad $4,865, Mr. Muskovich $1,430, Mr. Zamberlan $2,759, Mr. Davido $2,636, Mr. Shaffer $2,332 and Mr. Lipton $1,820.

(10) Includes matching contributions paid by the Company in 2000 under the Company's Retirement Savings Plan in the following amounts: Mr. Mershad $4,840, Mr. Muskovich $4,840, Mr. Shaffer $6,460, Mr. Davido $1,600, Mr.
     Zamberlan $1,600 and Mr. Lipton $4,840.

(11) Includes severance payments pursuant to Mr. Muskovich's employment agreement.

STOCK OPTION/SAR GRANTS

     The following table sets forth information concerning stock option grants made to the Named Executive Officers during fiscal year 2000 pursuant to the Company's Equity and Performance Incentive Plan (the "Plan").

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                          POTENTIAL REALIZABLE
                                                   INDIVIDUAL GRANTS                              VALUE
                                -------------------------------------------------------     AT ASSUMED ANNUAL
                                                 PERCENT OF                                       RATE
                                  NUMBER OF        TOTAL                                     OF STOCK PRICE
                                 SECURITIES     OPTIONS/SARS                                  APPRECIATION
                                 UNDERLYING      GRANTED TO     EXERCISE                     FOR OPTION TERM
                                OPTIONS/SARS    EMPLOYEES IN     OF BASE     EXPIRATION   ---------------------
NAME                            GRANTED(#)(1)   FISCAL YEAR    PRICE($/SH)      DATE        5%($)      10%($)
----                            -------------   ------------   -----------   ----------   ---------   ---------
Frederick J. Mershad..........     100,000         17.42           3.13        12/5/10     196,530     498,044
John A. Muskovich.............           0             0
Scott J. Davido...............      30,000          5.23           3.44       11/13/10      64,864     164,379
James M. Zamberlan............      30,000          5.23           3.44       11/13/10      64,864     164,379
Steven D. Lipton..............      15,000          2.61           3.44       11/13/10      32,432      82,189
Charles P. Shaffer............      10,000          1.74           3.44       11/13/10      21,621      54,793

---------------
(1) Options vest annually in one-fifth increments beginning one year from date of grant.

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information about stock options exercised during fiscal year 2000 by the Named Executive Officers and the fiscal year-end value of unexercised options held by the Named Executive Officers. All of such options were granted under the Plan.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                             OPTIONS/SARS HELD AT          OPTIONS/SARS HELD AT
                                   SHARES       VALUE        FEBRUARY 03, 2001(#)         FEBRUARY 3, 2001($)(1)
                                ACQUIRED ON    REALIZED   ---------------------------   ---------------------------
NAME                            EXERCISE (#)     ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                            ------------   --------   -----------   -------------   -----------   -------------
Frederick J. Mershad..........       0          $0.00       246,401        422,599         $0.00          $0.00
John A. Muskovich.............       0          $0.00             0              0         $0.00          $0.00
Scott J. Davido...............       0          $0.00        17,600         58,400         $0.00          $0.00
James M. Zamberlan............       0          $0.00        46,600         79,400         $0.00          $0.00
Steven D. Lipton..............       0          $0.00        14,600         31,400         $0.00          $0.00
Charles P. Shaffer............       0          $0.00        23,000         52,000         $0.00          $0.00

---------------
(1) Based on the closing price on NASDAQ of the Company's Common Stock on February 2, 2001 (the last trading day in fiscal year 2000) of $3.00.

EMPLOYMENT AND SEVERANCE AGREEMENTS WITH CERTAIN OFFICERS

     The Company has entered into employment agreements with Frederick J. Mershad, Chairman, President and Chief Executive Officer, John A. Muskovich, who departed as President and Chief Operating Officer, and the other executive officers as described below (the "Employment Agreements"). This Employment Agreement sets forth (a) Mr. Mershad's compensation and benefits, subject to increases at the discretion of the Board of Directors, (b) the Company's right to terminate Mr. Mershad for cause or otherwise; (c) the amounts to be paid by the Company in the event of Mr. Mershad's termination, death or disability while rendering services; (d) Mr. Mershad's duty of strict confidence and to refrain from conflicts of interest; (e) Mr. Mershad's obligations not to compete for the term of the agreement plus one year unless Mr. Mershad terminated his employment for good reason or the employer terminates Mr. Mershad other than for cause; and (f) Mr. Mershad's right to receive severance payments. In general, these Employment Agreements provide that if Mr. Mershad is terminated for any reason, other than for cause or following a "change in control," (as defined in the Employment Agreements), he will receive payments equal to the remaining base salary that would have been distributed to him by the Company under the remaining term of his Employment Agreement and the incentive compensation earned by the executive for the most recent fiscal year. If Mr. Mershad (a) is terminated within two years of a change in control without cause, (b) voluntarily terminates within two years of a change in control, or
(c) is terminated in connection with but prior to a change in control and termination occurs following the commencement of any discussions with any third party that ultimately results in a change in control, he will receive a severance payment equal to the greater of 2.99 times the Internal Revenue Code "base amount" as described in Section 280G of the Internal Revenue Code or two times his most recent base salary and bonus and the executive will continue to be eligible for health benefits, perquisites and fringe benefits generally made available to senior executives following his termination, unless the executive obtains new employment providing substantially similar benefits. A tax gross-up on excise taxes also will be paid if the severance pay exceeds the limits imposed by the Internal Revenue Code.

     Mr. Muskovich, the former President and Chief Operating Officer of the Company, was terminated by the Company on June 29, 2000. Pursuant to the terms of Mr. Muskovich's Employment Agreement, the Company was required to give Mr. Muskovich notice six months prior to December 30, 2000 if the Company elected not to renew his Employment Agreement. The Company gave Mr. Muskovich notice on June 29, 2000 that the Company would terminate his Employment Agreement and his employment. Pursuant to the terms of his Employment Agreement, Mr. Muskovich will receive payments equal to the remaining base salary that would have been paid to him by the Company under the remaining term of his Employment Agreement, which expires on December 30, 2002.

     The Company has also entered into Employment Agreements that include severance pay provisions with each of Messrs. Zamberlan, Davido and Shaffer. These Employment Agreements set forth (a) the executive's compensation and benefits, subject to review at the discretion of the Board of Directors, (b) the Company's right to terminate the executive for cause or otherwise; (c) the amounts to be paid by the Company in the event of the executive's termination, death or disability while rendering services; (d) the executive's duty of strict confidence and to refrain from conflicts of interest; (e) the executive's obligations not to compete for the term of the agreement plus one year unless the executive terminated his employment for good reason or the employer terminates the executive other than for cause; and (f) the executive's right to receive severance payments if he (i) is terminated within two years of a change in control without cause, (ii) voluntarily terminates for defined good reasons within two years of a change of control, (iii) terminates his employment for any reason, or without reason, during the thirty-day period immediately following the first anniversary of a change in control, or (iv) is terminated in connection with but prior to a change in control and termination occurs following the commencement of any discussions with any third party that ultimately results in a change in control. Specifically, under the Employment Agreements, the amount of any severance payment by the Company will be the greater of 2.99 times the Internal Revenue Code "base amount" as described in
Section 280G of the Internal Revenue Code or two times his most recent base salary and bonus. Severance payments made under the Employment Agreements will reduce any amounts that would be payable under any other severance plan or program, including the Company"s severance pay plan. A tax gross-up on excise taxes also will be paid if the severance pay exceeds the limit imposed by the Internal Revenue Code. In addition, the executive will continue to be eligible for health benefits, perquisites, and fringe benefits generally made available to senior executives for two years following his termination, unless the executive waives such coverage, fails to pay any amount required to maintain such coverage, or obtains new employment providing substantially similar benefits.

     The Company has also entered into an Employment Agreement that includes severance pay provisions with Mr. Lipton. Mr. Lipton's Employment Agreement sets forth (a) his compensation and benefits, subject to review at the discretion of the Board of Directors, (b) the Company's right to terminate him for cause or otherwise; (c) the amounts to be paid by the Company in the event of his termination, death or disability while rendering services; (d) his duty of strict confidence and to refrain from conflicts of interest; (e) his obligations not to compete for the term of the agreement plus one year unless he terminated his employment for good reason or the employer terminates him other than for cause; and (f) his right to receive severance pay and other benefits (pursuant to general the severance policy of the Company in place at the time) if he is terminated or terminates his employment for certain reasons. The current severance policy of the Company provides that the amount of the severance payment by the Company to Mr. Lipton in the event of his termination because of a change of control is equal to 78 weeks of his base salary, plus life and health benefit continuation for 78 weeks. If there is no change of control and Mr. Lipton's employment is terminated for any reason other than cause, his severance will be the greater of (i) four weeks of his base salary for every year of service or (ii) the base salary due under the remaining term of his Employment Agreement.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

     The Compensation Committee of the Board of Directors (the "Committee") has responsibility for setting and administering the policies that govern executive compensation. The Committee has authority, among other things, to review, analyze and recommend compensation programs to the Board and to administer and grant awards under the Plan. The Committee is composed entirely of outside directors. Reports of the Committee's actions and decisions are recommended to the full Board. The purpose of this report is to summarize the philosophical principles, specific program objectives and other factors considered by the Committee in reaching its determination regarding the executive compensation of the Chief Executive Officer and the Company's executive officers.

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

  Annual Bonus

     - General Parameters

     Annual bonus awards are designed to promote the achievement of the Company's business objectives. In setting the bonus award targets each year that the Company must meet before it can make any bonus payments, the Committee considers the Company's prior year's performance and objectives, as well as its expectations for the upcoming year. Additionally, individual performance goals that are objective and measurable are established for each participant other than the President and Chief Executive Officer. Bonus program participants receive no payments unless minimum thresholds of Company financial performance or individual performance are achieved.

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

     - 2000 Bonus Objectives

     Annual bonuses for 2000 were based on meeting weighted objectives for the following measurements:

     - Corporate operating profit;

     - Financial goals in the applicable executive's area of responsibility; and

     - Individual performance goals for the applicable executive

     For 2000, the Company did not achieve the target award level established for operating profit and therefore, the Company did not pay any amounts for this component of bonuses. Many executives also failed to achieve any of their respective area of responsibility or individual performance goals, which resulted in these executives earning no bonus. Many executives were able to achieve some or all of their respective area of responsibility and individual performance goals, which resulted in these executives earning in total between approximately 5% and 74% of each executive's respective target bonus amounts.

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

  Executive Plan

     At the beginning of Fiscal 1999, the Committee adopted a long-term incentive award plan (the "Executive Plan") for Mr. Mershad, its Chief Executive Officer and Mr. Muskovich, its former President and Chief Operating Officer. Since Mr. Muskovich is no longer with the Company, the Executive Plan now applies only to Mr. Mershad. This Executive Plan consists of performance-based restricted shares and premium priced stock options. This Executive Plan was developed to achieve two key objectives:

     - Create strong incentives that will drive shareholder value; and

     - Create a retention mechanism for the top two officers of the Company.

     To establish benchmarks for a competitive long-term incentive plan for Mr. Mershad, the Committee engaged a third party consultant to conduct an analysis of executive compensation at 12 peer retail companies. The Committee reviewed the current compensation package of Mr. Mershad and evaluated the Company's performance and future performance objectives. Bearing in mind these factors and the two key objectives for the Executive Plan, the Committee formulated the amounts of restricted shares and stock options to be granted under the Executive Plan to Mr. Mershad and the earnings per share and stock price targets that must be met for Mr. Mershad to earn his respective award. Pursuant to the terms of the Executive Plan, any restricted shares granted to Mr. Mershad will vest at the end of three years only if the Company meets target earnings per share levels. The premium price stock options will vest over a period of three years and the vesting is not contingent on performance goals.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     The base salary and increases in the base salary of the Chief Executive Officer are reviewed annually and approved by the Committee and the nonemployee members of the Board of Directors after review of the Chief Executive Officer's performance against predetermined performance criteria set by the nonemployee Directors.

  2000 Base Salary and Annual Bonus

     Effective April 16, 2000, Mr. Mershad's annual base salary was $660,000, which was an increase of 10% over his 1999 and 1998 base salary of $600,000. Mr. Mershad is also eligible for an annual bonus of up to 50% of his base salary. Mr. Mershad's bonus is determined in the same manner described above for the executive officers. For fiscal year 2000, Mr. Mershad received no bonus because the Company failed to meet its bonus threshold corporate operating profit.

     On December 5, 2000, pursuant to the Plan, the Committee granted Mr. Mershad options to purchase 100,000 shares of Common Stock. The exercise price of the options is equal to the closing price of the

Common Stock on the date of grant. The options will vest in 20,000 share increments on each of the first through fifth anniversaries of the date of grant.

  Executive Plan

     On February 25, 1999 pursuant to the Executive Plan, the Committee granted Mr. Mershad 75,000 restricted shares and options to purchase 300,000 shares of Common Stock. The restricted shares granted to Mr. Mershad will vest at the end of three years only if the Company meets target earnings per share levels. The premium price stock options will vest at the end of three years and the vesting is not contingent on performance goals. At the date of the grant approximately one-third of the options had an exercise price equal to the then-current stock price. The remaining two-thirds of the options were set with exercise prices of 20% to 40% above current market price.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Under Section 162(m) of the Internal Revenue Code, the Company is precluded from deducting compensation in excess of $1 million per year paid to each of the Named Executive Officers. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. The Plan is designed to permit (but not require) the Committee to grant awards that will qualify as performance-based compensation that is excluded from the limitation in Section 162(m). The Committee believes that Section 162(m) should not cause the Company to be denied a deduction for Fiscal 2000 compensation paid to the Named Executive Officers. The Committee will work to structure components of its executive compensation package to achieve maximum deductibility under Section 162(m) while at the same time considering the goals of its executive compensation policies.

     The foregoing is the report of the Compensation Committee of the Board of Directors.

                                          Bernard Olsoff
                                          Charles Macaluso
                                          Steven C. Mason
                                          Jack A. Staph

COMPENSATION OF ELDER-BEERMAN'S DIRECTORS

     Directors who are employees of Elder-Beerman do not receive any separate fees or other remuneration for serving as a director or a member of any Committee of the Board. For fiscal year 2000, nonemployee directors were paid an annual retainer of $20,000 for their service on the Board of Directors. Nonemployee directors may elect to take their annual retainer as cash or in the form of discounted stock options. At the beginning of each fiscal year, nonemployee directors also receive an annual grant of restricted shares with a market value of $10,000 on the date of grant. When first joining the board, a nonemployee director also receives an initial grant of 1,300 restricted shares and options to purchase 7,000 shares of Common Stock. Nonemployee committee chairpersons are paid an additional $5,000 fee for their services on their respective committees. Nonemployee directors are also each paid a meeting fee of $1,500 for each board meeting attended, plus $500 for each committee meeting attended.

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

STOCK PRICE PERFORMANCE

     The following graph depicts the value of $100 invested in Elder-Beerman stock beginning February 17, 1998, through February 3, 2001, fiscal year end. Comparisons are made to:

     1. The Standard & Poor's SmallCap 600 Index, a market-value weighted index of 600 domestic companies with an average equity market value of approximately $400 million.

     2. A Regional Department Store Peer Group, consisting of The Bon-Ton Stores, Inc., Goody's Family Clothing, Inc., Gottschalks Inc., and Jacobson Stores Inc. The return for this group was calculated assuming an equal dollar amount was invested in each retailer's stock based on closing prices as of February 17, 1998. The peer group index is different than the index used by the Company in Fiscal 1999. The Company substituted Goody's Family Clothing, Inc. for Stage Stores, Inc. The change was made because Stage Stores filed for protection under chapter 11 of the United States Bankruptcy Code and its shares are no longer traded on NASDAQ. No other changes in the peer group index were made.

                           [ELDER-BEERMAN LINE GRAPH]

----------------------------------------------------------------------------------------------------------------------------------
 Company/Index Name    Feb 98    May 98    Aug 98    Oct 98    Jan 99    May 99    Jul 99    Oct 99    Jan 00    Apr 00    Jul 00
----------------------------------------------------------------------------------------------------------------------------------
 S&P SmallCap 600
  Index                 $100      $107      $ 93       $84       $93       $91       $97       $93      $103      $109      $106
 Regional Dept Store
  Peer Group Index       100       118       112        64        70        61        68        64        46        44        42
 EBSC                    100       165       140        71        54        51        37        41        30        28        26

--------------------  -----------------
 Company/Index Name   Oct 00    Feb 01
--------------------  -----------------
 S&P SmallCap 600
  Index                $110      $120
 Regional Dept Store
  Peer Group Index       32        36
 EBSC                    24        18

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

                                                              AMOUNT AND NATURE
                                                                OF BENEFICIAL      PERCENT
BENEFICIAL OWNER                                                OWNERSHIP(1)       OF CLASS
----------------                                              -----------------    --------
Snyder Capital Management, Inc..............................      3,042,650(2)      26.66%
  350 California Street, Suite 1460
  San Francisco, CA 94104
PPM America, Inc. ..........................................      1,966,868(3)      17.23%
  225 West Wacker Drive, Suite 1200
  Chicago, IL 60606
The D3 Family Fund..........................................        900,000(4)       7.89%
  19605 N.E. Eighth Street
  Camas, WA 98607
Dimensional Fund Advisors Inc...............................        622,700(5)       5.46%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Mark F.C. Berner............................................          5,366          *
Dennis S. Bookshester.......................................         27,367(6)       *
Eugene I. Davis.............................................          5,366          *
Charles Macaluso............................................         29,584(6)       *
Steven C. Mason.............................................         47,506(6)       *
Frederick J. Mershad........................................        488,062(6)       4.28%
Thomas J. Noonan, Jr. ......................................         16,575(6)       *
Bernard Olsoff..............................................         31,120(6)       *
Laura H. Pomerantz..........................................         25,155(6)       *
Jack A. Staph...............................................         31,520(6)       *
Charles H. Turner...........................................         10,970(6)       *
James M. Zamberlan..........................................         73,666(6)       *
Scott J. Davido.............................................         34,104(6)       *
Steven D. Lipton............................................         21,957(6)       *
-------------------------------------------------------------------------------------------
All directors and executive officers as a group:............        860,455          7.54%

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

(2) Snyder Capital Management, Inc. ("SCMI") is the general partner of Snyder Capital Management, L.P. ("SCMLP"), a registered investment advisor. SCMI and SCMLP reported the beneficial ownership (as of December 31, 2000) of such shares in a Form 13f dated February 12, 2001.

(3) PPM America, Inc. ("PPM"), a registered investment advisor, reported the beneficial ownership (as of December 31, 2000) of such shares in a Form 13f dated February 14, 2001. All such shares are held in portfolios of PPM America Special Investments Fund, L.P. ("SIF I") and PPM America Special Investments CBO II, L.P. ("CBO II"). PPM serves as investment advisor to both SIF I and CBO II. PPM, PPM America CBO II Management Company (general partner of CBO II) and PPM American Fund Management GP, Inc. (general partner of SIF I) disclaim beneficial ownership of all such shares.

(4) The D3 Family Fund ("D3") reported the beneficial ownership (as of August 4,
    2000) of such shares in a Schedule 13D filed August 4, 2000. D3 has sole voting and dispositive power over such shares. Such shares include shares held by Haredale Ltd. (20,000), James Henry Hildebrandt (6,500), Toxford Corporation (3,000) and The Nierenberg Family Trust (50,000).

(5) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, reported the beneficial ownership of such shares in a Schedule 13G filed on February 2, 2001. All such shares are owned by investment companies, trusts or separate accounts (the "Funds"). Dimensional is an investment advisor or manager to all of the Funds and possesses voting and/or investment power over the shares. Dimensional disclaims beneficial ownership of all shares.

(6) These amounts include shares of Common Stock that the following persons had a right to acquire within 60 days after February 3, 2001.

                                                               STOCK OPTIONS
                                                                EXERCISABLE
NAME                                                          BY APRIL 4, 2001
----                                                          ----------------
Mr. Mershad.................................................      361,401
Mr. Davido..................................................       22,600
Mr. Zamberlan...............................................       30,400
Mr. Lipton..................................................       16,600
Mr. Bookshester.............................................       20,457
Mr. Macaluso................................................       22,674
Mr. Mason...................................................       39,770
Mr. Noonan..................................................        8,839
Mr. Olsoff..................................................       23,384
Ms. Pomerantz...............................................       13,419
Mr. Staph...................................................       23,384
Mr. Turner..................................................        3,604

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 8, 2000 the Compensation Committee recommended that the Board approve a loan to John A. Muskovich (the Company's President and Chief Operating Officer until June 30, 2000 and a director of the Company until September 21,
2000) for the purpose of financing the purchase of his new home in Dayton, Ohio. Following approval by the Board of this recommendation, on February 8, 2000, the Company made an unsecured loan to Mr. Muskovich in the amount of $230,000. The interest on the Company's loan to Mr. Muskovich was the same rate charged to the Company under the Company's Credit Facilities. The principal and interest were due on the earlier of (i) three days after the closing of the purchase of Mr. Muskovich's old residence or (ii) August 8, 2000. Mr. Muskovich repaid the loan in full on August 18, 2000, with interest.

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

     (a)(3) Exhibits

     The following Exhibits are included in this Annual Report on Form 10-K:

    2(a)         Third Amended Joint Plan of Reorganization of The
                 Elder-Beerman Stores Corp. and its Subsidiaries dated
                 November 17, 1997 (previously filed as Exhibit 2 to the
                 Company's Form 10 filed on November 26, 1997 (the "Form
                 10"), and incorporated herein by reference)
    2(b)         Agreement and Plan of Merger by and Among The Elder-Beerman
                 Stores Corp., The Elder-Beerman Acquisition Corp. and Stone
                 & Thomas dated June 18, 1998 (previously filed as Exhibit
                 2(b) to the Company's Registration Statement on Form S-1
                 (File No. 333-57447) (the "Form S-1") and incorporated herein by reference)
    2(c)         First Amendment to Agreement and Plan of Merger By and Among
                 The Elder-Beerman Stores Corp., The Elder-Beerman
                 Acquisition Corp. and Stone & Thomas dated July 27, 1998
                 (previously filed as Exhibit 2(c) to the Company's Form S-1 and incorporated herein by reference)
    3(a)         Amended Articles of Incorporation (previously filed as
                 Exhibit 3(a) to the form 10-K filed on April 30, 1998 (the
                 "1997 Form 10-K"), and incorporated herein by reference)
    3(b)         Certificate of Amendment to the Amended Articles of
                 Incorporation (previously filed as Exhibit 3(b) to the Company's Form 10-Q for the quarterly period ended October
                 28, 2000 ("2000 3rd Quarter 10-Q") and incorporated herein by reference)
    3(c)         Amended Code of Regulations (previously filed as Exhibit
                 3(c) to the 2000 3rd Quarter 10-Q and incorporated herein by reference)
    4(a)         Stock Certificate for Common Stock (previously filed as
                 Exhibit 4(a) to the Company's Form 10/A-1 filed on January
                 23, 1998 (the "Form 10/A-1") and incorporated herein by reference)
    4(b)         Form of Registration Rights Agreement (previously filed as
                 Exhibit 4(b) to the Form 10 and incorporated herein by reference)
    4(c)         Rights Agreement By and Between The Elder-Beerman Stores
                 Corp. and Norwest Bank Minnesota, N.A., dated as of December
                 30, 1997 (the "Rights Agreement") (previously filed as
                 Exhibit 4.1 to the Company's Registration Statement on Form
                 8-A filed on November 17, 1998 (the "Form 8-A") and incorporated herein by reference)
    4(d)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                 and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated
                 December 30, 1997 (previously filed as Exhibit 4(d) to the
                 1997 Form 10-K and incorporated herein by reference)
    4(e)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                 and the Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated
                 December 30, 1997 (previously filed as Exhibit 4(e) to the
                 1997 Form 10-K and incorporated herein by reference)
    4(f)         Amendment No. 1 to the Rights Agreement, dated as of
                 November 11, 1998 (previously filed as Exhibit 4.2 to the
                 Form 8-A and incorporated herein by reference)

    10(a)(i)     Pooling and Servicing Agreement Among The El-Bee Receivables
                 Corporation, The El-Bee Chargit Corp. and Bankers Trust
                 Company, dated December 30, 1997 (previously filed as
                 Exhibit 10(a)(i) to the Form 10/A-1 and incorporated herein by reference)
    10(a)(ii)    Series 1997-1 Supplement Among The El-Bee Receivables
                 Corporation, The El-Bee Chargit Corp. and Bankers Trust
                 Company, dated December 30, 1997 (previously filed as
                 Exhibit 10(a)(ii) to the Form 10/A-1 and incorporated herein by reference)
    10(a)(iii)   Certificate Purchase Agreement Among The El-Bee Receivables
                 Corporation, Corporate Receivables Corporation, The
                 Liquidity Providers Named Herein, CitiCorp North American,
                 Inc. and Bankers Trust Company, dated December 30, 1997
                 (previously filed as Exhibit 10(a)(iii) to the Form 10/A-1 and incorporated herein by reference)
    10(a)(iv)    Loan Agreement Among The El-Bee Receivables Corporation, The
                 El-Bee Chargit Corp., Bankers Trust Company, The Collateral
                 Investors Parties Hereto and CitiCorp North America, Inc.,
                 dated as of December 30, 1997 (previously filed as Exhibit
                 10(a)(iv) to the Form 10/A-1 and incorporated herein by
                 reference)
    10(a)(v)     Intercreditor Agreement By and Among The El-Bee Chargit
                 Corp., The Elder-Beerman Stores Corp., Bankers Trust
                 Company, CitiCorp USA, Inc., CitiCorp North America, Inc.,
                 Corporate Receivables Corporation and the Liquidity
                 Providers Named Herein, dated as of December 30, 1997
                 (previously filed as Exhibit 10(a)(v) to the Form 10/A-1 and incorporated herein by reference)
    10(a)(vi)    Parent Undertaking Agreement Among The Elder-Beerman Stores
                 Corp. and Bankers Trust Company, dated as of December 30,
                 1997 (previously filed as Exhibit 10(a)(vi) to the Form
                 10/A-1 and incorporated herein by reference)
    10(a)(vii)   Purchase Agreement (Chargit) Among The El-Bee Chargit Corp.
                 and The El-Bee Receivables Corporation, dated as of December
                 30, 1997 (previously filed as Exhibit 10(a)(vii) to the Form
                 10/A-1 and incorporated herein by reference)
    10(a)(viii)  Purchase Agreement (Elder-Beerman) Among The Elder-Beerman
                 Stores Corp. and The El-Bee Chargit Corp., dated as of
                 December 30, 1997 (previously filed as Exhibit 10(a)(viii)
                 to the Form 10/A-1 and incorporated herein by reference)
    10(a)(ix)    Subordinated Note Between The El-Bee Receivables Corporation
                 and The El-Bee Chargit Corp, dated December 30, 1997
                 (previously filed as Exhibit 10(a)(ix) to the Form 10/A-1
                 and incorporated herein by reference)
    10(b)(i)     Borrower Pledge Agreement Made by The Elder-Beerman Stores
                 Corp. to Citibank, N.A., dated December 30, 1997 (previously filed as Exhibit 10(b)(ii) to the Form 10/A-1 and
                 incorporated herein by reference)
    10(b)(ii)    Chargit Pledge Agreement Made By The El-Bee Chargit Corp. to
                 Citibank, N.A., dated December 30, 1997 (previously filed as
                 Exhibit 10(b)(iii) to the Form 10/A-1 and incorporated
                 herein by reference)
    10(b)(iii)   Subsidiary Guaranty Made by The El-Bee Chargit Corp., dated
                 December 30, 1997 (previously filed as Exhibit 10(b)(v) to the Form 10/A-1 and incorporated herein by reference)
    10(b)(iv)    Subsidiary Guaranty Made by The Bee-Gee Shoe Corp., dated
                 December 30, 1997 (previously filed as Exhibit 10(b)(vi) to the Form 10/A-1 and incorporated herein by reference)
    10(b)(v)     Letter Agreement Re: Assignment of Account By and Between
                 The Elder-Beerman Stores Corp., CitiCorp USA, Inc., and
                 Bankers Trust Company, dated December 30, 1997 (previously filed as Exhibit 10(b)(viii) to the Form 10/A-1 and
                 incorporated herein by reference)
    10(c)        Form of Employment Agreement for Senior Vice Presidents
                 (previously filed as Exhibit 10(c) to the Form 10 and
                 incorporated herein by reference)*

    10(d)        Form of Employment Agreement for Executive Vice Presidents
                 (previously filed as Exhibit 10(d) to the Form 10 and incorporated herein by reference)*
    10(f) Form of Director Indemnification Agreement (previously filed as Exhibit 10(f) to the Form 10 and incorporated herein by reference)*
    10(g) Form of Officer Indemnification Agreement (previously filed as Exhibit 10(g) to the Form 10 and incorporated herein by reference)*
    10(h)        Form of Director and Officer Indemnification Agreement
                 (previously filed as Exhibit 10(h) to the Form 10 and incorporated herein by reference)*
    10(i)        The Elder-Beerman Stores Corp. Equity and Performance
                 Incentive Plan, Effective December 30, 1997 (previously filed as Exhibit 10(i) to the 1997 Form 10-K and incorporated herein by reference)*
    10(j)        Form of Restricted Stock Agreement for Non-Employee Director
                 (previously filed as Exhibit 10(j) to the Form 10 and incorporated herein by reference)*
    10(k)        Form of Restricted Stock Agreement (previously filed as
                 Exhibit 10(k) to the Form 10 and incorporated herein by reference)*
    10(l)        Form of Deferred Shares Agreement (previously filed as
                 Exhibit 10(l) to the Form 10 and incorporated herein by reference)*
    10(m)        Form of Nonqualified Stock Option Agreement for Non-Employee
                 Director (previously filed as Exhibit 10(m) to the Form 10 and incorporated herein by reference)*
    10(n) Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10(n) to the Form 10 and incorporated herein by reference)*
    10(o)        Employee Stock Purchase Plan (previously filed as Exhibit
                 10(o) to the Form 10 and incorporated herein by reference)*
    10(p)        Comprehensive Settlement Agreement By and Among The Debtors,
                 The ESOP and the ESOP Committee and the Shareholders of The
                 Elder-Beerman Stores Corp., dated as of December 30, 1997
                 (previously filed as Exhibit 10(p) to the 1997 Form 10-K and incorporated herein by reference)
    10(q)        Tax Indemnification Agreement By and Among The Elder-Beerman
                 Stores Corp., the Direct and Indirect Subsidiaries of
                 Elder-Beerman, Beerman-Peal Holdings, Inc., The Beerman-Peal
                 Corporation, Beerman Investments, Inc., The Beerman
                 Corporation and The Individuals, Partnerships and Trusts named Herein dated as of December 15, 1997 (previously filed as Exhibit 10(q) to the Form 10 and incorporated herein by reference)
    10(r)        Tax Sharing Agreement By and Among The Elder-Beerman Stores
                 Corp., The Bee-Gee Shoe Corp. and The El-Bee Chargit Corp., dated as of December 30, 1997 (previously filed as Exhibit
                 10(r) to the Form 10 and incorporated herein by reference)
    10(s)        Employment Agreement Between The Elder-Beerman Stores Corp.
                 and John A. Muskovich, dated December 30, 1997 (previously filed as Exhibit 10(s) to the 1997 Form 10-K and incorporated herein by reference)*
    10(t)        Amended and Restated Employment Agreement Between The
                 Elder-Beerman Stores Corp. and Frederick J. Mershad, dated
                 December 30, 1997 (previously filed as Exhibit 10(t) to the
                 1997 Form 10-K and incorporated herein by reference) *
    10(u)        Employment Agreement Between The Elder-Beerman Stores Corp.
                 and James M. Zamberlan, dated December 30, 1997 (previously filed as Exhibit 10(u) to the Company's Form 10-K for the year ended January 30, 1999 (the "1998 Form 10-K") and incorporated herein by reference)*
    10(v)        Employment Agreement Between The Elder-Beerman Stores Corp.
                 and Scott J. Davido, dated December 30, 1997 (previously filed as Exhibit 10(v) to the 1998 Form 10-K and incorporated herein by reference)*

10(w)         Amended and Restated Employment Agreement Between The Elder-Beerman Stores Corp. and Scott J.
              Davido, dated March 15, 1999 (previously filed as Exhibit 10(w) to the 1998 Form 10-K and incorporated herein by reference)*
10(x)         Employment Agreement Between The Elder-Beerman Stores Corp. and Steven D. Lipton, dated
              December 30, 1997 (previously filed as Exhibit 10(x) to the 1998 Form 10-K and incorporated herein by reference)*
10(y)         Amended and Restated Security Agreement Made By The Elder-Beerman Stores Corp., The El-Bee
              Chargit Corp., The Bee-Gee Shoe Corp. in Favor of CitiCorp USA, Inc., dated July 27, 1998
              (previously filed as Exhibit 10(b)(iv) to the Company's Form S-1 and incorporated herein by reference)
10(z)         Subsidiary Guaranty Made by Elder-Beerman West Virginia, Inc., dated July 27, 1998 (previously filed as Exhibit 10(b)(vii) to the Company's Form S-1 and incorporated herein by reference)
10(aa)        Amended and Restated Employment Agreement Between The Elder-Beerman Stores Corp. and Charles P.
              Shaffer, dated August 22, 1999 (previously filed as Exhibit 10(bb) to the Company's Form 10-K for the year ended January 29, 2000 (the "1999 Form 10-K") and incorporated herein by reference)
10(bb)        Amendment No. 1 to Series 1997-1 Supplement Among The El-Bee Receivables Corporation, The
              El-Bee Chargit Corp. and Bankers Trust Company, dated November 25, 1998 (previously filed as
              Exhibit 10(ee) to the 1999 Form 10-K and incorporated herein by reference)
10(cc)        Amendment No. 2 to Series 1997-1 Supplement Among The El-Bee Receivables Corporation, The
              El-Bee Chargit Corp. and Bankers Trust Company, dated November 24, 1999 (previously filed as
              Exhibit 10(ff) to the 1999 Form 10-K and incorporated herein by reference)
10(dd)        Amendment No. 1 to Certificate Purchase Agreement Among The El-Bee Receivables Corporation,
              Corporate Receivables Corporation. The Liquidity Providers Named Therein, Citicorp North
              America Inc. and Bankers Trust Company dated November 25, 1998 (previously filed as Exhibit
              10(ii) to the 1999 Form 10-K and incorporated herein by reference)
10(ee)        Subsidiary Guaranty Made by Elder-Beerman Holdings, Inc., Elder-Beerman Operations, LLC and
              Elder-Beerman Indiana, L.P., dated December 30, 1999 (previously filed as Exhibit 10(jj) to the
              1999 Form 10-K and incorporated herein by reference)
10(ff)        Amendment No. 1 to The Elder-Beerman Master Trust Pooling and Servicing Agreement, dated as of
              May 19, 2000, among The El-Bee Receivables Corporation, The El-Bee Chargit Corp. and Bankers
              Trust Company (previously filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended April 29, 2000 (the "2000 1st Quarter 10-Q") and incorporated hereby by reference)
10(gg)        Elder-Beerman Master Trust Series 2000-1 Supplement, dated as of May 19, 2000, among the El-Bee
              Receivables Corporation, as Transferor, The El-Bee Chargit Corp., as Servicer and Bankers Trust
              Company, as Trustee (previously filed as Exhibit 10(b) to the 2000 1st Quarter 10-Q and incorporated herein by reference)
10(hh)        Series 2000-1 Certificate Purchase Agreement, dated May 19, 2000, among the El-Bee Receivables
              Corporation, as Seller, the Conduit Purchasers Named Therein, the Committed Purchasers Named
              Therein, the Managing Agents Named Therein, Citicorp North America, Inc., as Program Agent for
              the Purchasers and Bankers Trust Company, as Trustee (previously filed as Exhibit 10(c) to the
              2000 1st Quarter 10-Q and incorporated herein by reference)

    10(ii)       Intercreditor Agreement, dated May 19, 2000, among Citicorp
                 North America, Inc., as Program Agent, The El-Bee
                 Receivables Corporation, as Transferor, The El-Bee Chargit
                 Corp., as Originator and Servicer, The Elder-Beerman Stores
                 Corp., as Borrower and Originator, Bankers Trust Company, as
                 Trustee and Citicorp USA, Inc., as Bank Agent (previously
                 filed as Exhibit 10(d) to the 2000 1st Quarter 10-Q and
                 incorporated herein by reference)
    10(jj)       Amended and Restated Credit Agreement, dated as of May 19,
                 2000, among The Elder-Beerman Stores Corp., as Borrower and the Lenders Party Thereto, Citibank, N.A., as Issuer and
                 Citicorp USA, Inc., as Agent and Swing Loan Bank (previously filed as Exhibit 10(e) to the 2000 1st Quarter 10-Q and
                 incorporated herein by reference)
    10(kk)       Form of Amended and Restated Revolving Credit Note
                 (previously filed as Exhibit 10(f) to the 2000 1st Quarter
                 10-Q and incorporated herein by reference)
    21           Subsidiaries of the Company
    23           Independent Auditors' Consent
    24           Powers of Attorney

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the three-months ended February 3, 2001.

(c) The response to this portion of Item 14 is included as Exhibits to this report.

     * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(d) Financial Statement Schedules

    All financial statement schedules are included in the consolidated financial statements herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on April 26, 2001.

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

                           *                              Senior Vice President, Controller (Principal
--------------------------------------------------------    Accounting Officer)
                    Steven D. Lipton

                           *                              Director
--------------------------------------------------------
                    Mark F.C. Berner

                           *                              Director
--------------------------------------------------------
                 Dennis S. Bookshester

                           *                              Director
--------------------------------------------------------
                    Eugene I. Davis

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

                           *                              Director
--------------------------------------------------------
                 Thomas J. Noonan, Jr.

                           *                              Director
--------------------------------------------------------
                     Bernard Olsoff

                           *                              Director
--------------------------------------------------------
                   Laura H. Pomerantz

                           *                              Director
--------------------------------------------------------
                     Jack A. Staph

                           *                              Director
--------------------------------------------------------
                   Charles H. Turner

- The undersigned, pursuant to certain Powers of Attorney executed by each of the directors and officers noted above and previously filed or filed herewith contemporaneously with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

Dated: April 26, 2001                     By: /s/    SCOTT J. DAVIDO
                                            ------------------------------------
                                                      Scott J. Davido
                                                      Attorney-in-Fact

                                 EXHIBIT INDEX

2(a)         Third Amended Joint Plan of Reorganization of The
             Elder-Beerman Stores Corp. and its Subsidiaries dated
             November 17, 1997 (previously filed as Exhibit 2 to the
             Company's Form 10 filed on November 26, 1997 (the "Form
             10"), and incorporated herein by reference)

2(b)         Agreement and Plan of Merger by and Among The Elder-Beerman
             Stores Corp., The Elder-Beerman Acquisition Corp. and Stone
             & Thomas dated June 18, 1998 (previously filed as Exhibit
             2(b) to the Company's Registration Statement on Form S-1
             (File No. 333-57447) (the "Form S-1") and incorporated
             herein by reference)
2(c)         First Amendment to Agreement and Plan of Merger By and Among
             The Elder-Beerman Stores Corp., The Elder-Beerman
             Acquisition Corp. and Stone & Thomas dated July 27, 1998
             (previously filed as Exhibit 2(c) to the Company's Form S-1 and incorporated herein by reference)
3(a)         Amended Articles of Incorporation (previously filed as
             Exhibit 3(a) to the form 10-K filed on April 30, 1998 (the
             "1997 Form 10-K"), and incorporated herein by reference)
3(b)         Certificate of Amendment to the Amended Articles of
             Incorporation (previously filed as Exhibit 3(b) to the
             Company's Form 10-Q for the quarterly period ended October
             28, 2000 ("2000 3rd Quarter 10-Q") and incorporated herein by reference)
3(c)         Amended Code of Regulations (previously filed as Exhibit
             3(c) to the 2000 3rd Quarter 10-Q and incorporated herein by reference)
4(a)         Stock Certificate for Common Stock (previously filed as
             Exhibit 4(a) to the Company's Form 10/A-1 filed on January
             23, 1998 (the "Form 10/A-1") and incorporated herein by
             reference)
4(b)         Form of Registration Rights Agreement (previously filed as
             Exhibit 4(b) to the Form 10 and incorporated herein by 4(b)
             reference)
4(c)         Rights Agreement By and Between The Elder-Beerman Stores
             Corp. and Norwest Bank Minnesota, N.A., dated as of December
             30, 1997 (previously filed as Exhibit 4.1 to the Company's
             Registration Statement on Form 8-A filed on November 17,
             1998 (the "Rights Agreement") and incorporated herein by
             reference)
4(d)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
             and the Elder-Beerman Stores Corp. for 249,809 shares of
             Common Stock at a strike price of $12.80 per share dated
             December 30, 1997 (previously filed as Exhibit 4(d) to the
             1997 Form 10-K and incorporated herein by reference)
4(e)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
             and the Elder-Beerman Stores Corp. for 374,713 shares of
             Common Stock at a strike price of $14.80 per share dated
             December 30, 1997 (previously filed as Exhibit 4(e) to the
             1997 Form 10-K and incorporated herein by reference)
4(f)         Amendment No. 1 to the Rights Agreement, dated as of
             November 11, 1998 (previously filed as Exhibit 4.2 to the
             Form 8-A and incorporated herein by reference)
10(a)(i)     Pooling and Servicing Agreement Among The El-Bee Receivables
             Corporation, The El-Bee Chargit Corp. and Bankers Trust
             Company, dated December 30, 1997 (previously filed as
             Exhibit 10(a)(i) to the Form 10/A-1 and incorporated herein by reference)
10(a)(ii)    Series 1997-1 Supplement Among The El-Bee Receivables
             Corporation, The El-Bee Chargit Corp. and Bankers Trust
             Company, dated December 30, 1997 (previously filed as
             Exhibit 10(a)(ii) to the Form 10/A-1 and incorporated herein by reference)
10(a)(iii)   Certificate Purchase Agreement Among The El-Bee Receivables
             Corporation, Corporate Receivables Corporation, The
             Liquidity Providers Named Herein, CitiCorp North American,
             Inc. and Bankers Trust Company, dated December 30, 1997
             (previously filed as Exhibit 10(a)(iii) to the Form 10/A-1 and incorporated herein by reference)

10(a)(iv)    Loan Agreement Among The El-Bee Receivables Corporation, The
             El-Bee Chargit Corp., Bankers Trust Company, The Collateral
             Investors Parties Hereto and CitiCorp North America, Inc.,
             dated as of December 30, 1997 (previously filed as Exhibit
             10(a)(iv) to the Form 10/A-1 and incorporated herein by
             reference)
10(a)(v)     Intercreditor Agreement By and Among The El-Bee Chargit
             Corp., The Elder-Beerman Stores Corp., Bankers Trust
             Company, CitiCorp USA, Inc., CitiCorp North America, Inc.,
             Corporate Receivables Corporation and the Liquidity
             Providers Named Herein, dated as of December 30, 1997
             (previously filed as Exhibit 10(a)(v) to the Form 10/A-1 and incorporated herein by reference)
10(a)(vi)    Parent Undertaking Agreement Among The Elder-Beerman Stores
             Corp. and Bankers Trust Company, dated as of December 30,
             1997 (previously filed as Exhibit 10(a)(vi) to the Form
             10/A-1 and incorporated herein by reference)
10(a)(vii)   Purchase Agreement (Chargit) Among The El-Bee Chargit Corp.
             and The El-Bee Receivables Corporation, dated as of December
             30, 1997 (previously filed as Exhibit 10(a)(vii) to the Form
             10/A-1 and incorporated herein by reference)
10(a)(viii)  Purchase Agreement (Elder-Beerman) Among The Elder-Beerman
             Stores Corp. and The El-Bee Chargit Corp., dated as of
             December 30, 1997 (previously filed as Exhibit 10(a)(viii)
             to the Form 10/A-1 and incorporated herein by reference)
10(a)(ix)    Subordinated Note Between The El-Bee Receivables Corporation
             and The El-Bee Chargit Corp, dated December 30, 1997
             (previously filed as Exhibit 10(a)(ix) to the Form 10/A-1
             and incorporated herein by reference)
10(b)(i)     Borrower Pledge Agreement Made by The Elder-Beerman Stores
             Corp. to Citibank, N.A., dated December 30, 1997 (previously filed as Exhibit 10(b)(ii) to the Form 10/A-1 and
             incorporated herein by reference)
10(b)(ii)    Chargit Pledge Agreement Made By The El-Bee Chargit Corp. to
             Citibank, N.A., dated December 30, 1997 (previously filed as
             Exhibit 10(b)(iii) to the Form 10/A-1 and incorporated
             herein by reference)
10(b)(iii)   Subsidiary Guaranty Made by The El-Bee Chargit Corp., dated
             December 30, 1997 (previously filed as Exhibit 10(b)(v) to the Form 10/A-1 and incorporated herein by reference)
10(b)(iv)    Subsidiary Guaranty Made by The Bee-Gee Shoe Corp., dated
             December 30, 1997 (previously filed as Exhibit 10(b)(vi) to the Form 10/A-1 and incorporated herein by reference)
10(b)(v)     Letter Agreement Re: Assignment of Account By and Between
             The Elder-Beerman Stores Corp., CitiCorp USA, Inc., and
             Bankers Trust Company, dated December 30, 1997 (previously filed as Exhibit 10(b)(viii) to the Form 10/A-1 and
             incorporated herein by reference)
10(c)        Form of Employment Agreement for Senior Vice Presidents
             (previously filed as Exhibit 10(c) to the Form 10 and
             incorporated herein by reference)*
10(d)        Form of Employment Agreement for Executive Vice Presidents
             (previously filed as Exhibit 10(d) to the Form 10 and
             incorporated herein by reference)*
10(f)        Form of Director Indemnification Agreement (previously filed as Exhibit 10(f) to the Form 10 and incorporated herein by reference)*
10(g)        Form of Officer Indemnification Agreement (previously filed as Exhibit 10(g) to the Form 10 and incorporated herein by reference)*
10(h)        Form of Director and Officer Indemnification Agreement
             (previously filed as Exhibit 10(h) to the Form 10 and
             incorporated herein by reference)*
10(i)        The Elder-Beerman Stores Corp. Equity and Performance
             Incentive Plan, Effective December 30, 1997 (previously
             filed as Exhibit 10(i) to the 1997 Form 10-K and
             incorporated herein by reference)*

10(j)        Form of Restricted Stock Agreement for Non-Employee Director
             (previously filed as Exhibit 10(j) to the Form 10 and incorporated herein by reference)*
10(k)        Form of Restricted Stock Agreement (previously filed as
             Exhibit 10(k) to the Form 10 and incorporated herein by reference)*
10(i)        Form of Deferred Shares Agreement (previously filed as
             Exhibit 10(l) 10(l) to the Form 10 and incorporated herein by reference)*
10(m)        Form of Nonqualified Stock Option Agreement for Non-Employee
             Director (previously filed as Exhibit 10(m) to the Form 10 and incorporated herein by reference)*
10(n) Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10(n) to the Form 10 and incorporated herein by reference)*
10(o)        Employee Stock Purchase Plan (previously filed as Exhibit
             10(o) to the Form 10 and incorporated herein by reference)*
10(p)        Comprehensive Settlement Agreement By and Among The Debtors,
             The ESOP and the ESOP Committee and the Shareholders of The
             Elder-Beerman Stores Corp., dated as of December 30, 1997
             (previously filed as Exhibit 10(p) to the 1997 Form 10-K and incorporated herein by reference)
10(q)        Tax Indemnification Agreement By and Among The Elder-Beerman
             Stores Corp., the Direct and Indirect Subsidiaries of
             Elder-Beerman, Beerman-Peal Holdings, Inc., The Beerman-Peal
             Corporation, Beerman Investments, Inc., The Beerman
             Corporation and The Individuals, Partnerships and Trusts named Herein dated as of December 15, 1997 (previously filed as Exhibit 10(q) to the Form 10 and incorporated herein by reference)
10(r)        Tax Sharing Agreement By and Among The Elder-Beerman Stores
             Corp., The Bee-Gee Shoe Corp. and The El-Bee Chargit Corp., dated as of December 30, 1997 (previously filed as Exhibit
             10(r) to the Form 10 and incorporated herein by reference)
10(s)        Employment Agreement Between The Elder-Beerman Stores Corp.
             and John A. Muskovich, dated December 30, 1997 (previously filed as Exhibit 10(s) to the 1997 Form 10-K and incorporated herein by reference)*
10(t)        Amended and Restated Employment Agreement Between The
             Elder-Beerman Stores Corp. and Frederick J. Mershad, dated
             December 30, 1997 (previously filed as Exhibit 10(t) to the
             1997 Form 10-K and incorporated herein by reference)*
10(u)        Employment Agreement Between The Elder-Beerman Stores Corp.
             and James M. Zamberlan, dated December 30, 1997 (previously filed as Exhibit 10(u) to the Company's Form 10-K for the year ended January 30, 1999 (the "1998 Form 10-K") and incorporated herein by reference)*
10(v)        Employment Agreement Between The Elder-Beerman Stores Corp.
             and Scott J. Davido, dated December 30, 1997 (previously filed as Exhibit 10(v) to the 1998 Form 10-K and incorporated herein by reference)*
10(w)        Amended and Restated Employment Agreement Between The
             Elder-Beerman Stores Corp. and Scott J. Davido, dated March
             15, 1999 (previously filed as Exhibit 10(w) to the 1998 Form
             10-K and incorporated herein by reference)*
10(x)        Employment Agreement Between The Elder-Beerman Stores Corp.
             and Steven D. Lipton, dated December 30, 1997 (previously filed as Exhibit 10(x) to the 1998 Form 10-K and incorporated herein by reference)*
10(y)        Amended and Restated Security Agreement Made By The
             Elder-Beerman Stores Corp., The El-Bee Chargit Corp., The
             Bee-Gee Shoe Corp. in Favor of CitiCorp USA, Inc., dated
             July 27, 1998 (previously filed as exhibit 10(b)(iv) to the Company's Form S-1 and incorporated herein by reference)

10(z)         Subsidiary Guaranty Made by Elder-Beerman West Virginia, Inc., dated July 27, 1998 (previously filed as Exhibit 10(b)(vii) to the Company's Form S-1 and incorporated herein by reference)
10(aa)        Amended and Restated Employment Agreement Between The Elder-Beerman Stores Corp. and Charles P.
              Shaffer, dated August 22, 1999 (previously filed as Exhibit 10(bb) to the Company's Form 10-K for the year ended January 29, 2000 (the "1999 Form 10-K") and incorporated herein by reference)
10(bb)        Amendment No. 1 to Series 1997-1 Supplement Among The El-Bee Receivables Corporation, The El-Bee
              Chargit Corp. and Bankers Trust Company, dated November 25, 1998 (previously filed as Exhibit 10(ee)
              to the 1999 Form 10-K and incorporated herein by reference)
10(cc)        Amendment No. 2 to Series 1997-1 Supplement Among The El-Bee Receivables Corporation, The El-Bee
              Chargit Corp. and Bankers Trust Company, dated November 24, 1999 (previously filed as Exhibit 10(ff)
              to the 1999 Form 10-K and incorporated herein by reference)
10(dd)        Amendment No. 1 to Certificate Purchase Agreement Among The El-Bee Receivables Corporation,
              Corporate Receivables Corporation, The Liquidity Providers Named Therein, Citicorp North America
              Inc. and Bankers Trust Company dated November 25, 1998 (previously filed as Exhibit 10(ii) to the
              1999 Form 10-K and incorporated herein by reference)
10(ee)        Subsidiary Guaranty Made by Elder-Beerman Holdings, Inc., Elder-Beerman Operations, LLC and
              Elder-Beerman Indiana, L.P., dated December 30, 1999 (previously filed as Exhibit 10(jj) to the 1999
              Form 10-K and incorporated herein by reference)
10(ff)        Amendment No. 1 to The Elder-Beerman Master Trust Pooling and Servicing Agreement, dated as of May
              19, 2000, among The El-Bee Receivables Corporation, The El-Bee Chargit Corp. and Bankers Trust
              Company (previously filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended
              April 29, 2000 (the "2000 1st Quarter 10-Q") and incorporated hereby by reference)
10(gg)        Elder-Beerman Master Trust Series 2000-1 Supplement, dated as of May 19, 2000, among the El-Bee
              Receivables Corporation, as Transferor, The El-Bee Chargit Corp., as Servicer and Bankers Trust
              Company, as Trustee (previously filed as Exhibit 10(b) to the 2000 1st Quarter 10-Q and incorporated herein by reference)
10(hh)        Series 2000-1 Certificate Purchase Agreement, dated May 19, 2000, among the El-Bee Receivables
              Corporation, as Seller, the Conduit Purchasers Named Therein, the Committed Purchasers Named
              Therein, the Managing Agents Named Therein, Citicorp North America, Inc., as Program Agent for the
              Purchasers and Bankers Trust Company, as Trustee (previously filed as Exhibit 10(c) to the 2000 1st
              Quarter 10-Q and incorporated herein by reference)
10(ii)        Intercreditor Agreement, dated May 19, 2000, among Citicorp North America, Inc., as Program Agent,
              The El-Bee Receivables Corporation, as Transferor, The El-Bee Chargit Corp., as Originator and
              Servicer, The Elder-Beerman Stores Corp., as Borrower and Originator, Bankers Trust Company, as
              Trustee and Citicorp USA, Inc., as Bank Agent (previously filed as Exhibit 10(d) to the 2000 1st
              Quarter 10-Q and incorporated herein by reference)
10(jj)        Amended and Restated Credit Agreement, dated as of May 19, 2000, among The Elder-Beerman Stores
              Corp., as Borrower and the Lenders Party Thereto, Citibank, N.A., as Issuer and Citicorp USA, Inc.,
              as Agent and Swing Loan Bank (previously filed as Exhibit 10(e) to the 2000 1st Quarter 10-Q and incorporated herein by reference)
10(kk)        Form of Amended and Restated Revolving Credit Note (previously filed as Exhibit 10(f) to the 2000
              1st Quarter 10-Q and incorporated herein by reference)
21            Subsidiary of the Company
23            Independent Auditors' Consent
24            Powers of Attorney