Form 10-Q
period 2001-05-05
ELDER BEERMAN STORES CORP
filed 2001-06-14
CIK 32020

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

For quarterly period ended May 05, 2001

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

     As of June 2, 2001, 11,416,515 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of May 5, 2001
           (Unaudited) and as of February 3, 2001......................    1
           Condensed Consolidated Statements of Operations for the 13
           weeks ended May 5, 2001 and April 29, 2000 (Unaudited)......    2
           Condensed Consolidated Statements of Cash Flows for the 13
           weeks ended May 5, 2001 and April 29, 2000 (Unaudited)......    3
           Notes to Condensed Consolidated Financial Statements
           (Unaudited).................................................    4
ITEM 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations...............    6
ITEM 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................    7
PART II.   OTHER INFORMATION
ITEM 1.    Legal Proceedings...........................................    9
ITEM 2.    Changes in Securities and Use of Proceeds...................    9
ITEM 3.    Defaults Upon Senior Securities.............................    9
ITEM 4.    Submission of Matters to a Vote of Security Holders.........    9
ITEM 5.    Other Information...........................................    9
ITEM 6.    Exhibits and Reports on Form 8-K............................    9
SIGNATURES.............................................................   11
EXHIBIT INDEX..........................................................   12

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                              MAY 5, 2001    FEB. 3, 2001
                                                              -----------    ------------
ASSETS
Current assets:
  Cash and equivalents......................................   $  8,687        $  7,878
  Customer accounts receivable (less allowance for doubtful
     accounts: May 5, 2001 -- $2,743; February 3,
     2001 -- $2,478)........................................    129,199         135,794
  Merchandise inventories...................................    164,891         154,153
  Other current assets......................................     22,573          23,170
                                                               --------        --------
          Total current assets..............................    325,350         320,995
Property, fixtures and equipment, less accumulated
  depreciation and amortization.............................     89,126          86,450
Other Assets................................................     52,144          47,872
                                                               --------        --------
          Total assets......................................   $466,620        $455,317
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................   $  3,217        $  1,509
  Accounts payable..........................................     37,881          33,236
  Other accrued liabilities.................................     23,116          25,086
                                                               --------        --------
          Total current liabilities.........................     64,214          59,831
Long-term obligations, less current portion.................    171,371         165,632
Deferred items..............................................     11,813           7,873
Shareholders' equity:
  Common stock, no par, 11,416,515 shares on May 5, 2001 and
     11,451,953 shares on February 3, 2001 issued and
     outstanding............................................    241,882         242,049
  Unearned compensation -- restricted stock, net............       (307)           (455)
  Deficit...................................................    (19,162)        (18,950)
  Other comprehensive loss..................................     (3,191)           (663)
                                                               --------        --------
          Total shareholders' equity........................    219,222         221,981
                                                               --------        --------
          Total liabilities and shareholders' equity........   $466,620        $455,317
                                                               ========        ========

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED    13-WEEKS ENDED
                                                               MAY 5, 2001      APR. 29, 2000
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   139,494       $   141,582
  Financing.................................................         7,149             6,770
  Other.....................................................           704               753
                                                               -----------       -----------
          Total revenues....................................       147,347           149,105
                                                               -----------       -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................        99,105           101,458
  Selling, general, administrative, and other expenses......        40,543            46,082
  Depreciation and amortization.............................         4,693             3,705
  Interest expense..........................................         3,337             2,659
                                                               -----------       -----------
          Total costs and expenses..........................       147,678           153,904
                                                               -----------       -----------
Loss before income tax benefit..............................          (331)           (4,799)
Income tax benefit..........................................          (119)           (1,728)
                                                               -----------       -----------
Net loss....................................................   $      (212)      $    (3,071)
                                                               ===========       ===========
Loss per common share -- basic and diluted..................   $     (0.02)      $     (0.21)
Weighted average number of shares outstanding...............    11,314,851        14,653,934

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED    13-WEEKS ENDED
                                                               MAY 5, 2001      APR. 29, 2000
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................      $ (212)          $ (3,071)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................       4,693              3,705
     Changes in assets and liabilities......................      (4,144)            (4,492)
                                                                  ------           --------
          Net cash provided by (used in) operating
            activities......................................         337             (3,858)
Cash flows from investing activities:
  Capital expenditures, net.................................      (3,669)            (3,133)
                                                                  ------           --------
          Net cash used in investing activities.............      (3,669)            (3,133)
Cash flows from financing activities:
  Net payments under asset securitization agreement.........      (5,044)           (14,541)
  Net borrowings under revolving lines of credit............       9,616             21,753
  Payments on long-term obligations.........................        (369)              (235)
  Other.....................................................         (62)                (6)
                                                                  ------           --------
          Net cash provided by financing activities.........       4,141              6,971
                                                                  ------           --------
Increase (decrease) in cash and equivalents.................         809                (20)
Cash and equivalents -- beginning of period.................       7,878              8,276
                                                                  ------           --------
Cash and equivalents -- end of period.......................      $8,687           $  8,256
                                                                  ======           ========
Supplemental cash flow information:
  Interest paid.............................................      $2,623           $  2,570
Supplemental non-cash investing and financing activities:
  Capital leases............................................       3,244                 --

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

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

2. PER SHARE AMOUNTS

   Basic income (loss) per common share is computed by dividing net income
   (loss) by the weighted-average number of common shares outstanding. Stock options, restricted shares, deferred shares, and warrants outstanding represent potential common shares and are included in computing diluted income per share when the effect would be dilutive.

3. STOCK-BASED COMPENSATION

   During the first quarter of 2001, a total of 29,000 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over five years.

   The Plan provides for the issuance of deferred shares to bonus eligible employees who elect to receive deferred shares in lieu of a portion of their cash bonus. During the first quarter of 2001, the Company awarded 10,432 deferred shares in lieu of cash bonus. These shares have a deferral period ending date of February 2, 2004. The Plan also provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. There were 38,538 restricted shares awarded under the Plan during the first quarter of 2001. The fair market value of the restricted shares is being amortized over the three year vesting period.

   Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the first quarter of 2001 a total of 26,666 stock options, with an exercise price of $2.25, were granted under this plan. These options vest on February 4, 2002.

4. SHAREHOLDERS' EQUITY

   The comprehensive loss for the 13 weeks ended May 5, 2001 and April 29, 2000, was $2.7 million and $3.1 million; respectively. The difference between net loss and comprehensive loss for the 13 weeks ended May 5, 2001 relates to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities".

5. DERIVATIVE FINANCIAL INSTRUMENTS

   Effective February 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   recorded either as a separate component of shareholders' equity or in the statement of operations depending on whether the instruments meet the criteria for hedge accounting.

   The Company utilizes an interest rate swap agreement to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. This swap agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement. The Company has determined that its swap agreement meets the criteria for cash flow hedge accounting. The fair value of the Company's swap agreement was a $2.9 million liability at February 4, 2001, and a $3.9 million liability at May 5, 2001. This liability is included in Deferred items on the condensed consolidated balance sheet. The adjustments to record the initial adoption of SFAS No. 133 and the net change in fair value were recorded, net of income taxes, in other comprehensive loss. There was no ineffectiveness during the 13 week period ended May 5, 2001.

6. SEGMENT REPORTING

   The following table sets forth financial information by segment, $(000's):

                                                                     THIRTEEN WEEKS ENDED
                                                                 -----------------------------
                                                                 MAY 5, 2001    APRIL 29, 2000
                                                                 -----------    --------------

   Department Store

     Revenues..................................................   $140,198         $142,335

     Operating (loss)..........................................     (3,143)          (3,578)

   Finance Operations

     Revenues..................................................   $  9,161         $  8,757

     Operating profit..........................................      6,101            6,074

   Segment Subtotal

     Revenues (1)..............................................   $149,359         $151,092

     Operating profit (2)......................................      2,958            2,496

   (1) Segment revenues is reconciled to reported revenues as follows:

                                                                     THIRTEEN WEEKS ENDED
                                                                 -----------------------------
                                                                 MAY 5, 2001    APRIL 29, 2000
                                                                 -----------    --------------

   Segment revenues............................................   $149,359         $151,092

   Intersegment operating charge

     Eliminated................................................     (2,012)          (1,987)
                                                                  --------         --------

                                                                  $147,347         $149,105
                                                                  ========         ========

   (2) Segment operating profit is reconciled to loss before income tax benefit as follows:

                                                                     THIRTEEN WEEKS ENDED
                                                                 -----------------------------
                                                                 MAY 5, 2001    APRIL 29, 2000
                                                                 -----------    --------------

   Segment operating profit....................................    $2,958          $ 2,496

   Store closing costs.........................................                     (4,720)

   Interest expense............................................    (3,337)          (2,659)

   Other.......................................................        48               84
                                                                   ------          -------

                                                                   $ (331)         $(4,799)
                                                                   ======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report on Form 10-Q contains certain "forward-looking statements" that are based on management's current beliefs, estimates and assumptions, including predictions of future operating performance, events or developments such as Elder-Beerman's future sales, profits, expenses, income and earnings per share. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "hopes," and "estimates," and variations of such words and similar expressions, are intended to identify forward-looking statements.

     Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Many factors could materially affect actual future operations and results, including the following: the ability to open new stores on schedule, including the new stores announced for 2001 in Kohler, WI, Alliance, OH and DuBois, PA; increasing price and product competition; fluctuations in consumer demand and confidence, especially during the Christmas shopping season and in light of current general economic conditions, interest rates and the capital markets; the availability and mix of inventory; fluctuations in costs and expenses; consumer response to the company's new merchandising strategies, advertising, marketing and promotional programs; the ability of the company to achieve its expense cutting initiatives as it implements its strategic plan; the timing and effectiveness of new store openings, particularly its new concept stores opened in the Fall season of 2000 and Spring season of 2001 (Howell, MI; West Bend, WI; Jasper, IN and Plover, WI) and the new concept stores to be opened in the Fall season of 2001; the impact of electronic commerce; weather conditions that affect consumer traffic in stores, especially during the Christmas season; the continued availability and terms of financing; the outcome of pending and future litigation; consumer debt levels; the impact of any new consumer bankruptcy laws; inflation and interest rates and the condition of the capital markets.

     Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended May 5, 2001 ("First Quarter 2001") and April 29, 2000 ("First Quarter 2000"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follow are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

  FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

     Net sales for the First Quarter 2001 decreased by 1.5% to $139.5 million from $141.6 million for the First Quarter 2000. Comparable store sales decreased by 2.9%. Ladies' better and moderate sportswear, junior sportswear, furniture, and shoes had the best performance.

     Financing revenue from the Company's private label credit card for the First Quarter 2001 increased by 5.6% to $7.1 million from $6.8 million for the First Quarter 2000, primarily due to an increase in late fees charged.

     Other revenue, which is primarily from leased departments, for the First Quarter 2001 decreased by $0.1 million to $0.7 million from $0.8 million for the First Quarter 2000.

     Cost of merchandise sold, occupancy, and buying expenses decreased to 71.0% of net sales for the First Quarter 2001 from 71.7% of net sales for the First Quarter 2000. During the First Quarter 2001 merchandise gross margins were reduced 0.5% due to additional markdowns to clear excess inventory as a result of the comparable sales decrease. During the First Quarter 2000 an inventory adjustment of $1.8 million (1.3% of sales) related to the closing of the Company's Wheeling and Charleston, West Virginia stores was recorded.

     Selling, general, administrative, and other expenses decreased to 29.1% of net sales for the First Quarter 2001 from 32.5% for the First Quarter 2000. The decrease is primarily due to expense initiatives that have been implemented as part of the Company's new strategic plan. Also, the First Quarter 2000 included an expense of $2.9 million for lease buyout, severance cost, and write-down of fixed assets related to the closing of the Company's Wheeling and Charleston, West Virginia stores.

     Depreciation and amortization expense increased to 3.4% of net sales for the First Quarter 2001 compared to 2.6% of net sales for the First Quarter 2000. The increase is primarily due to increased capital expenditures related to the opening of new concept stores, and replacing the point-of-sale cash registers in all stores.

     Interest expense increased to $3.3 million for the First Quarter 2001 from $2.7 million for the First Quarter 2000. The increase is primarily due to higher average borrowing because of the Company's stock repurchase program, which was completed in October 2000.

     An income tax benefit was recorded in the First Quarter 2001 and the First Quarter 2000 at a rate of 36.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash provided by operating activities was $0.3 million for the First Quarter 2001, compared to $3.9 million used in the First Quarter 2000. A net loss of $0.2 million was recorded in the First Quarter 2001, compared to a net loss of $3.1 million in the First Quarter 2000. In addition, the depreciation and amortization component of the net losses increased $1.0 million to $4.7 million for the First Quarter 2001, compared to $3.7 million for the First Quarter 2000.

     Net cash used in investing activities was $3.7 million for the First Quarter 2001, compared to $3.1 million for the First Quarter 2000. The increase is due to the opening of a new concept store in the First Quarter 2001, partially offset by reduced capital expenditures for store maintenance, remodeling, and data processing.

     For the First Quarter 2001, net cash provided by financing activities was $4.1 million compared to $7.0 million for the First Quarter 2000, which represents reduced borrowing required for operating and investing activities.

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

           3(b)      Certificate of Amendment to the Amended Articles of
                     Incorporation (previously filed as Exhibit 3(b) to the Form
                     10-Q for the quarter ended October 28, 2000 (the "Form
                     10-Q") and incorporated herein by reference)

           3(c)      Amended Code of Regulations (previously filed as Exhibit
                     3(c) to the Form 10-Q and incorporated herein by reference)

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

Dated: June 14, 2001

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                             DESCRIPTION OF EXHIBIT
       -------                            ----------------------

          3(a)         Amended Articles of Incorporation (previously filed as
                       Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the
                       "Form 10-K"), and incorporated herein by reference)

          3(b)         Certificate of Amendment to the Amended Articles of
                       Incorporation (previously filed as Exhibit 3(b) to the Form
                       10-Q for the quarter ended October 28, 2000 (the "Form
                       10-Q") and incorporated herein by reference)

          3(c)         Amended Code of Regulation (previously filed as Exhibit 3(c)
                       to the Form 10-Q and incorporated herein by reference)

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