Form 10-Q
period 2001-08-04
ELDER BEERMAN STORES CORP
filed 2001-09-13
CIK 32020

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

For quarterly period ended August 4, 2001

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

     As of September 10, 2001, 11,416,515 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of August 4, 2001
           (Unaudited) and as of February 3, 2001......................    1
           Condensed Consolidated Statements of Operations for the 13
           weeks ended August 4, 2001 and July 29, 2000 (Unaudited)....    2
           Condensed Consolidated Statements of Operations for the 26
           weeks ended August 4, 2001 and July 29, 2000 (Unaudited)....    3
           Condensed Consolidated Statements of Cash Flows for the 26
           weeks ended August 4, 2001 and July 29, 2000 (Unaudited)....    4
           Notes to Condensed Consolidated Financial Statements
           (Unaudited).................................................    5
ITEM 2.    Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations...............    8
ITEM 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   10
PART II.   OTHER INFORMATION
ITEM 1.    Legal Proceedings...........................................   11
ITEM 2.    Changes in Securities and Use of Proceeds...................   11
ITEM 3.    Defaults Upon Senior Securities.............................   11
ITEM 4.    Submission of Matters to a Vote of Security Holders.........   11
ITEM 5.    Other Information...........................................   11
ITEM 6.    Exhibits and Reports on Form 8-K............................   11
SIGNATURES.............................................................   13
EXHIBIT INDEX..........................................................   14

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                              AUG. 4, 2001    FEB. 3, 2001
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and equivalents......................................    $  6,213        $  7,878
  Customer accounts receivable (less allowance for doubtful
     accounts: August 4, 2001 -- $1,436; February 3,
     2001 -- $2,478)........................................     122,321         135,794
  Merchandise inventories...................................     172,303         154,153
  Other current assets......................................      24,900          23,170
                                                                --------        --------
          Total current assets..............................     325,737         320,995
Property, fixtures and equipment, less accumulated
  depreciation and amortization.............................      92,540          86,450
Other Assets................................................      51,337          47,872
                                                                --------        --------
          Total assets......................................    $469,614        $455,317
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................    $  3,880        $  1,509
  Accounts payable..........................................      54,673          33,236
  Other accrued liabilities.................................      21,085          25,086
                                                                --------        --------
          Total current liabilities.........................      79,638          59,831
Long-term obligations, less current portion.................     162,259         165,632
Deferred items..............................................      12,227           7,873
Shareholders' equity:
  Common stock, no par, 11,416,515 shares on August 4, 2001
     and 11,451,953 shares on February 3, 2001 issued and
     outstanding............................................     241,882         242,049
  Unearned compensation -- restricted stock, net............        (271)           (455)
  Deficit...................................................     (22,733)        (18,950)
  Other comprehensive loss..................................      (3,388)           (663)
                                                                --------        --------
          Total shareholders' equity........................     215,490         221,981
                                                                --------        --------
          Total liabilities and shareholders' equity........    $469,614        $455,317
                                                                ========        ========

See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED    13-WEEKS ENDED
                                                               AUG. 4, 2001     JULY 29, 2000
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   130,468       $   131,358
  Financing.................................................         6,605             6,696
  Other.....................................................           679               676
                                                               -----------       -----------
          Total revenues....................................       137,752           138,730
                                                               -----------       -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................        94,333            92,468
  Selling, general, administrative, and other expenses......        40,825            45,935
  Depreciation and amortization.............................         4,692             3,675
  Interest expense..........................................         3,482             2,859
                                                               -----------       -----------
          Total costs and expenses..........................       143,332           144,937
                                                               -----------       -----------
Loss before income tax benefit..............................        (5,580)           (6,207)
Income tax benefit..........................................        (2,009)           (2,234)
                                                               -----------       -----------
Net loss....................................................   $    (3,571)      $    (3,973)
                                                               ===========       ===========
Loss per common share -- basic and diluted..................   $     (0.32)      $     (0.27)
Weighted average number of shares outstanding...............    11,314,970        14,657,223

See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              26-WEEKS ENDED    26-WEEKS ENDED
                                                               AUG. 4, 2001     JULY 29, 2000
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   269,962       $   272,940
  Financing.................................................        13,754            13,466
  Other.....................................................         1,383             1,429
                                                               -----------       -----------
          Total revenues....................................       285,099           287,835
                                                               -----------       -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................       193,438           193,926
  Selling, general, administrative, and other expenses......        81,368            92,017
  Depreciation and amortization.............................         9,385             7,380
  Interest expense..........................................         6,819             5,518
                                                               -----------       -----------
          Total costs and expenses..........................       291,010           298,841
                                                               -----------       -----------
Loss before income tax benefit..............................        (5,911)          (11,006)
Income tax benefit..........................................        (2,128)           (3,962)
                                                               -----------       -----------
Net loss....................................................   $    (3,783)      $    (7,044)
                                                               ===========       ===========
Loss per common share -- basic and diluted..................   $     (0.33)      $     (0.48)
Weighted average number of shares outstanding...............    11,314,911        14,655,579

See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              26-WEEKS ENDED    26-WEEKS ENDED
                                                               AUG. 4, 2001     JULY 29, 2000
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................     $ (3,783)         $ (7,044)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................        9,385             7,380
     Asset impairment.......................................           --               504
     Changes in assets and liabilities......................        8,388            (3,496)
                                                                 --------          --------
          Net cash provided by (used in) operating
            activities......................................       13,990            (2,656)
Cash flows from investing activities:
  Capital expenditures, net.................................       (8,146)           (6,486)
                                                                 --------          --------
          Net cash used in investing activities.............       (8,146)           (6,486)
Cash flows from financing activities:
  Net payments under asset securitization agreement.........      (11,680)          (31,062)
  Net borrowings under revolving lines of credit............        5,702            42,232
  Payments on long-term obligations.........................       (1,469)             (695)
  Other.....................................................          (62)           (2,017)
                                                                 --------          --------
          Net cash provided by (used in) financing
            activities......................................       (7,509)            8,458
                                                                 --------          --------
Decrease in cash and equivalents............................       (1,665)             (684)
Cash and equivalents -- beginning of period.................        7,878             8,276
                                                                 --------          --------
Cash and equivalents -- end of period.......................     $  6,213          $  7,592
                                                                 ========          ========
Supplemental cash flow information:
  Interest paid.............................................     $  6,053          $  5,143
Supplemental non-cash investing and financing activities:
  Capital leases............................................        6,446                --

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

2. PER SHARE AMOUNTS

   Net earnings (loss) per common share is computed by dividing net earnings
   (loss) by the weighted-average number of common shares outstanding. Stock options, restricted shares, deferred shares, and warrants outstanding represent potential common shares and are included in computing diluted earnings per share when the effect would be dilutive.

3. STOCK-BASED COMPENSATION

   During the second quarter of 2001, a total of 16,500 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over five years.

   Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the second quarter of 2001 a total of 25,640 stock options, with an exercise price of $2.32, were granted under this plan. These options vest on February 4, 2002.

4. SHAREHOLDERS' EQUITY

   The comprehensive loss for the 13 weeks ended August 4, 2001 and July 29, 2000, was $3.8 million and $4.0 million; respectively. The comprehensive loss for the 26 weeks ended August 4, 2001 and July 29, 2000, was $6.5 million and $7.0 million; respectively. The difference between net loss and comprehensive loss for the 13 weeks and the 26 weeks ended August 4, 2001 relates to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities".

5. DERIVATIVE FINANCIAL INSTRUMENTS

   Effective February 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded either as a separate component of shareholders' equity or in the statement of operations depending on whether the instruments meet the criteria for hedge accounting.

   The Company utilizes an interest rate swap agreement to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. This swap agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement. The Company has determined that its swap agreement meets the

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   criteria for cash flow hedge accounting. The fair value of the Company's swap agreement was a $2.9 million liability at February 4, 2001, and a $4.3 million liability at August 4, 2001. This liability is included in Deferred items on the condensed consolidated balance sheet. The adjustment to record the initial adoption of SFAS No. 133 was recorded, net of income taxes, in other comprehensive loss. The adjustment to record the net change in fair value was recorded, net of income taxes, in other comprehensive loss, except for an immaterial amount recorded as pre-tax interest expense associated with the ineffectiveness of the swap during the second quarter of 2001.

6. ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 primarily requires that all business combinations completed after June 30, 2001 be accounted for using the purchase method and establishes criteria for recognizing acquired intangible assets separately from goodwill. The Company will account for future business combinations under SFAS 141.

   SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but will be subject to annual impairment tests. Intangible assets with finite useful lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Effective February 3, 2002, the beginning of the new fiscal year, this statement will be adopted. The amortization of goodwill will continue until this statement is adopted. The elimination of goodwill amortization is expected to increase pre-tax earnings by approximately $0.7 million each year. When this statement is adopted the required impairment tests will be performed. The Company has not estimated the impact these impairment tests will have on its financial position or results of operations.

7. SUBSEQUENT EVENT

   On August 21, 2001 the Company announced that Frederick J. Mershad will retire as Chairman, President, and Chief Executive Officer of the Company and resign from the Board of Directors, effective December 31, 2001 (the "Retirement Date"). On September 4, 2001 the Company entered into a Separation and Retirement Agreement (the "Separation Agreement") with Mr. Mershad. The Separation Agreement superceded Mr. Mershad's Employment Agreement. Pursuant to the terms of the Separation Agreement, until the Retirement Date, Mr. Mershad will be entitled to his current base salary and benefits that would have been payable pursuant to the terms of his Employment Agreement. After the Retirement Date, the Company will pay to Mr. Mershad (i) his current base salary of $660,000 per year for the period beginning with the Retirement Date and ending on December 31, 2004 (the "Retirement Period") and (ii) his bonus (if any) earned in 2001. This will be accrued into the third quarter of 2001. During the Retirement Period, Mr. Mershad will also be entitled to medical benefits equivalent to those provided to him prior to the Retirement Date and the automobile benefit that he received prior to the Retirement Date. Mr. Mershad's options to purchase shares of Common Stock and restricted shares that are unvested as of the Retirement Date will be forfeited.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SEGMENT REPORTING

   The following table sets forth financial information by segment, $(000's):

                                              THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                         -------------------------------    -------------------------------
                                         AUGUST 4, 2001    JULY 29, 2000    AUGUST 4, 2001    JULY 29, 2000
                                         --------------    -------------    --------------    -------------
   Department Store
     Revenues..........................     $131,147         $132,034          $271,345         $274,369
     Operating loss....................       (8,079)          (6,301)          (11,222)          (9,879)
   Finance Operations
     Revenues..........................     $  8,580         $  8,575          $ 17,741         $ 17,332
     Operating profit..................        5,480            5,054            11,581           11,128
   Segment Subtotal
     Revenues (1)......................     $139,727         $140,609          $289,086         $291,701
     Operating profit (loss) (2).......       (2,599)          (1,247)              359            1,249

   (1) Segment revenues is reconciled to reported revenues as follows:

                                              THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                         -------------------------------    -------------------------------
                                         AUGUST 4, 2001    JULY 29, 2000    AUGUST 4, 2001    JULY 29, 2000
                                         --------------    -------------    --------------    -------------
   Segment revenues....................     $139,727         $140,609          $289,086         $291,701
   Intersegment operating charge
     Eliminated........................       (1,975)          (1,879)           (3,987)          (3,866)
                                            --------         --------          --------         --------
                                            $137,752         $138,730          $285,099         $287,835
                                            ========         ========          ========         ========

   (2) Segment operating profit (loss) is reconciled to loss before income tax benefit as follows:

                                              THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                         -------------------------------    -------------------------------
                                         AUGUST 4, 2001    JULY 29, 2000    AUGUST 4, 2001    JULY 29, 2000
                                         --------------    -------------    --------------    -------------
   Segment operating profit (loss).....     $(2,599)          $(1,247)         $   359          $  1,249
   Store closing costs.................                                                           (4,720)
   Restructuring costs.................                        (2,014)                            (2,014)
   Interest expense....................      (3,482)           (2,859)          (6,819)           (5,518)
   Other...............................         501               (87)             549                (3)
                                            -------           -------          -------          --------
                                            $(5,580)          $(6,207)         $(5,911)         $(11,006)
                                            =======           =======          =======          ========

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

     Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Many factors could materially affect our actual future operations and results. These factors could be exacerbated by the uncertainties following the national tragedies of September 11, 2001. Factors that could materially affect our actual and future results include the following: the ability to open new stores on schedule, including our new stores announced for 2001 in Kohler, WI and Alliance, OH; increasing price and product competition; fluctuations in consumer demand and confidence, especially during the Christmas shopping season and in light of current events and general economic conditions, interest rates and the capital markets; the availability and mix of inventory, especially from vendors who rely on goods shipped from overseas; fluctuations in costs and expenses; consumer response to the company's new merchandising strategies, advertising, marketing and promotional programs; the ability of the company to achieve its expense cutting initiatives as it implements its strategic plan; the timing and effectiveness of new store openings, particularly its new concept stores opened in the Fall season of 2000 and Spring and Fall seasons of 2001 (Howell, MI; West Bend, WI; Jasper, IN; Plover, WI and DuBois, PA) and the remaining concept stores to be opened in the Fall season of 2001; the impact of electronic commerce; weather conditions that affect consumer traffic in stores, especially during the Christmas season; the continued availability and terms of financing; the outcome of pending and future litigation; consumer debt levels; the impact of any new consumer bankruptcy laws; inflation and interest rates and the condition of the capital markets.

     Forward-looking statements are subject to the safe harbors created under the federal securities laws. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended August 4, 2001 ("Second Quarter 2001") and July 29, 2000 ("Second Quarter 2000"), and the 26 week periods ended August 4, 2001 ("First Half 2001") and July 29, 2000 ("First Half 2000"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follow are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

  SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

     Net sales for the Second Quarter 2001 decreased by 0.7% to $130.5 million from $131.4 million for the Second Quarter 2000. Comparable store sales decreased by 2.3%. Junior sportswear, children's ready-to-wear, domestics, cosmetics and furniture had the best performance.

     Financing revenue from the Company's private label credit card for the Second Quarter 2001 decreased by 1.4% to $6.6 million from $6.7 million for the Second Quarter 2000, reflecting a reduction in accounts receivable due to lower sales.

     Other revenue, which is primarily from leased departments, for the Second Quarter 2001 and the Second Quarter 2000 was $0.7 million.

     Cost of merchandise sold, occupancy, and buying expenses increased to 72.3% of net sales for the Second Quarter 2001 from 70.4% of net sales for the Second Quarter 2000. During the Second Quarter 2001 merchandise gross margins were reduced 1.7% due to additional markdowns to clear excess inventory as a result of the comparable sales decrease.

     Selling, general, administrative, and other expenses decreased to 31.3% of net sales for the Second Quarter 2001 from 35.0% for the Second Quarter 2000. The decrease is primarily due to expense initiatives that have been implemented as part of the Company's strategic plan. Also, the Second Quarter 2000 included an expense of $2.0 million for the development and implementation of the Company's strategic plan.

     Depreciation and amortization expense increased to 3.6% of net sales for the Second Quarter 2001 compared to 2.8% of net sales for the Second Quarter 2000. The increase is primarily due to increased capital expenditures related to the opening of new concept stores, and replacing the point-of-sale cash registers in all stores.

     Interest expense increased to $3.5 million for the Second Quarter 2001 from $2.9 million for the Second Quarter 2000. The increase is primarily due to higher average borrowing because of the Company's stock repurchase program, which was completed in October 2000.

     An income tax benefit was recorded in the Second Quarter 2001 and the Second Quarter 2000 at a rate of 36.0%.

  FIRST HALF 2001 COMPARED TO FIRST HALF 2000

     Net sales for the First Half 2001 decreased by 1.1% to $270.0 million from $272.9 million for the First Half 2000. Comparable store sales decreased by 2.6%. Furniture, junior sportswear, children's ready-to-wear, domestics, cosmetics and ladies' moderate sportswear had the best performance.

     Financing revenue from the Company's private label credit card for the First Half 2001 increased by 2.1% to $13.8 million from $13.5 million for the First Half 2000, due to an increase in late fees charged.

     Other revenue, which is primarily from leased departments, for the First Half 2001 and the First Half 2000 was $1.4 million.

     Cost of merchandise sold, occupancy, and buying expenses increased to 71.7% of net sales for the First Half 2001 from 71.1% of net sales for the First Half 2000. During the First Half 2001 merchandise gross margins were reduced 1.1% due to additional markdowns to clear excess inventory as a result of the comparable sales decrease. During the First Half 2000 an inventory adjustment of $1.8 million (0.7% of sales) related to the closing of the Company's Wheeling and Charleston, West Virginia stores was recorded.

     Selling, general, administrative, and other expenses decreased to 30.1% of net sales for the First Half 2001 from 33.7% for the First Half 2000. The decrease is primarily due to expense initiatives that have been implemented as part of the Company's strategic plan. Also, the First Half 2000 included an expense of $2.0 million for the development and implementation of the Company's strategic plan, and an expense of $2.9 million related to the closing of the Company's Wheeling and Charleston, West Virginia stores.

     Depreciation and amortization expense increased to 3.5% of net sales for the First Half 2001 compared to 2.7% of net sales for the First Half 2000. The increase is primarily due to increased capital expenditures related to the opening of new concept stores, and replacing the point-of-sale cash registers in all stores.

     Interest expense increased to $6.8 million for the First Half 2001 from $5.5 million for the First Half 2000. The increase is primarily due to higher average borrowing because of the Company's stock repurchase program, which was completed in October 2000.

     An income tax benefit was recorded in the First Half 2001 and the First Half 2000 at a rate of 36.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash provided by operating activities was $14.0 million for the First Half 2001, compared to $2.7 million used in the First Half 2000. A net loss of $3.8 million was recorded in the First Half 2001, compared to a net loss of $7.0 million in the First Half 2000. The depreciation and amortization component of the net losses increased $2.0 million to $9.4 million for the First Half 2001, compared to $7.4 million for the First Half 2000. Trade payables increased $22.7 million in the First Half 2001 primarily due to a change in receipt flow in July. The seasonal increase in inventory levels was $6.6 million more than in the First Half 2000.

     Net cash used in investing activities was $8.1 million for the First Half 2001, compared to $6.5 million for the First Half 2000. The increase is due to the opening of a new concept store in the First Half 2001.

     For the First Half 2001, net cash used in financing activities was $7.5 million compared to $8.5 million provided by financing activities for the First Half 2000, which represents reduced borrowing required for operating and investing activities.

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

           4(e)      Amendment No. 1 to the Rights Agreement, dated as of
                     November 11, 1998 (previously filed as Exhibit 4.2 to the
                     Form 8-A and incorporated herein by reference)
          10(a)      Separation and Retirement Agreement, dated as of September
                     4, 2001, by and between the Company and Frederick J.
                     Mershad.

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

Dated: September 13, 2001

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                             DESCRIPTION OF EXHIBIT
       -------                            ----------------------
          3(a)         Amended Articles of Incorporation (previously filed as
                       Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the
                       "Form 10-K"), and incorporated herein by reference)
          3(b)         Certificate of Amendment to the Amended Articles of
                       Incorporation (previously filed as Exhibit 3(b) to the
                       Company's form 10-Q for the quarterly period ended October
                       28, 2000 ("2000 3rd Quarter 10-Q") and incorporated herein by reference)
          3(c)         Amended Code of Regulations (previously filed as Exhibit
                       3(c) to the 2000 3rd Quarter 10-Q and incorporated herein by reference)
          4(a)         Stock Certificate for Common Stock (previously filed as
                       Exhibit 4(a) to the Company's Form 10/A-1 filed on January
                       23, 1998 and incorporated herein by reference)
          4(b)         Rights Agreement By and Between The Elder-Beerman Stores
                       Corp. and Norwest Bank Minnesota, N.A., dated as of December
                       30, 1997 (previously filed as Exhibit 4.1 to the Company's
                       Registration Statement on Form 8-A filed on November 17,
                       1998 (the "Form 8-A") and incorporated herein by reference)
          4(c)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                       and the Elder-Beerman Stores Corp. for 249,809 shares of
                       Common Stock at a strike price of $12.80 per share dated
                       December 30, 1997 (previously filed as Exhibit 4(e) to the
                       Form 10-K and incorporated herein by reference)
          4(d)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                       and the Elder-Beerman Stores Corp. for 374,713 shares of
                       Common Stock at a strike price of $14.80 per share dated
                       December 30, 1997 (previously filed as Exhibit 4(e) to the
                       Form 10-K and incorporated herein by reference)
          4(e)         Amendment No. 1 to the Rights Agreement, dated as of
                       November 11, 1998 (previously filed as Exhibit 4.2 to the
                       Form 8-A and incorporated herein by reference)
         10(a)         Separation and Retirement Agreement, dated as of September
                       4, 2001, by and between the Company and Frederick J.
                       Mershad.