Form 10-Q
period 2001-11-03
ELDER BEERMAN STORES CORP
filed 2001-12-18
CIK 32020

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

For quarterly period ended November 3, 2001

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

     As of December 17, 2001 11,417,352 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of November 3, 2001
          (Unaudited) and as of February 3, 2001......................    1
          Condensed Consolidated Statements of Operations for the
          13-weeks ended November 3, 2001 and October 28, 2000
          (Unaudited).................................................    2
          Condensed Consolidated Statements of Operations for the
          39-weeks ended November 3, 2001 and October 28, 2000
          (Unaudited).................................................    3
          Condensed Consolidated Statements of Cash Flows for the
          39-weeks ended November 3, 2001 and October 28, 2000
          (Unaudited).................................................    4
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................    5
ITEM 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............    9
ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   11

PART II.  OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................   12
ITEM 2.   Changes in Securities and Use of Proceeds...................   12
ITEM 3.   Defaults Upon Senior Securities.............................   12
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   12
ITEM 5.   Other Information...........................................   12
ITEM 6.   Exhibits and Reports on Form 8-K............................   12

SIGNATURES............................................................   14

EXHIBIT INDEX.........................................................   15

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                              NOV. 3, 2001    FEB. 3, 2001
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and equivalents......................................    $ 10,394        $  7,878
  Customer accounts receivable (less allowance for doubtful
     accounts: November 3, 2001 -- $1,397; February 3,
     2001 -- $2,478)........................................     125,972         135,794
  Merchandise inventories...................................     216,010         154,153
  Other current assets......................................      21,119          23,170
                                                                --------        --------
          Total current assets..............................     373,495         320,995
Property, fixtures and equipment, less accumulated
  depreciation and amortization.............................      94,887          86,450
Other Assets................................................      47,660          47,872
                                                                --------        --------
          Total assets......................................    $516,042        $455,317
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................    $  4,171        $  1,509
  Accounts payable..........................................      74,970          33,236
  Other accrued liabilities.................................      19,194          25,086
                                                                --------        --------
          Total current liabilities.........................      98,335          59,831
Long-term obligations, less current portion.................     195,775         165,632
Deferred items..............................................      14,928           7,873
Shareholders' equity:
  Common stock, no par, 11,417,352 shares at November 3,
     2001 and 11,451,953 shares at February 3, 2001 issued
     and outstanding........................................     241,889         242,049
  Unearned compensation -- restricted stock, net............        (232)           (455)
  Deficit...................................................     (29,547)        (18,950)
  Other comprehensive loss..................................      (5,106)           (663)
                                                                --------        --------
          Total shareholders' equity........................     207,004         221,981
                                                                --------        --------
          Total liabilities and shareholders' equity........    $516,042        $455,317
                                                                ========        ========

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED   13-WEEKS ENDED
                                                               NOV. 3, 2001    OCT. 28, 2000
                                                              --------------   --------------
Revenues:
  Net sales.................................................   $   153,519      $   154,647
  Financing.................................................         6,446            6,769
  Other.....................................................           684              693
                                                               -----------      -----------
          Total revenues....................................       160,649          162,109
                                                               -----------      -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................       110,108          118,834
  Selling, general, administrative, and other expenses......        52,891           48,691
  Depreciation and amortization.............................         4,911            4,026
  Interest expense..........................................         3,386            3,361
                                                               -----------      -----------
          Total costs and expenses..........................       171,296          174,912
                                                               -----------      -----------
Loss before income tax benefit..............................       (10,647)         (12,803)
Income tax benefit..........................................        (3,833)          (4,609)
                                                               -----------      -----------
Net loss....................................................   $    (6,814)     $    (8,194)
                                                               ===========      ===========
Net loss per common share -- basic and diluted..............   $     (0.60)     $     (0.58)
Weighted average number of shares outstanding...............    11,320,893       14,026,403

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              39-WEEKS ENDED    39-WEEKS ENDED
                                                               NOV. 3, 2001     OCT. 28, 2000
                                                              --------------    --------------
Revenues:
  Net sales.................................................   $   423,481       $   427,587
  Financing.................................................        20,200            20,235
  Other.....................................................         2,067             2,122
                                                               -----------       -----------
          Total revenues....................................       445,748           449,944
                                                               -----------       -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................       303,546           312,760
  Selling, general, administrative, and other expenses......       134,259           140,708
  Depreciation and amortization.............................        14,296            11,406
  Interest expense..........................................        10,205             8,879
                                                               -----------       -----------
          Total costs and expenses..........................       462,306           473,753
                                                               -----------       -----------
Loss before income tax benefit..............................       (16,558)          (23,809)
Income tax benefit..........................................        (5,961)           (8,571)
                                                               -----------       -----------
Net loss....................................................   $   (10,597)      $   (15,238)
                                                               ===========       ===========
Net loss per common share -- basic and diluted..............   $     (0.94)      $     (1.05)
Weighted average number of shares outstanding...............    11,316,905        14,445,854

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              39-WEEKS ENDED   39-WEEKS ENDED
                                                               NOV. 3, 2001     OCT 28, 2000
                                                              --------------   --------------
Cash flows from operating activities:
  Net loss..................................................     $(10,597)        $(15,238)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       14,296           11,406
     Asset impairment.......................................           --              504
     Changes in assets and liabilities......................      (12,682)         (23,339)
                                                                 --------         --------
       Net cash used in operating activities................       (8,983)         (26,667)
Cash flows from investing activities:
  Capital expenditures, net.................................      (14,056)         (15,941)
  Proceeds from the sale of fixed assets....................          183               10
                                                                 --------         --------
       Net cash used in investing activities................      (13,873)         (15,931)
Cash flows from financing activities:
  Net payments under asset securitization agreement.........       (9,420)         (24,238)
  Net borrowings under revolving lines of credit............       37,304           88,096
  Payments on long-term obligations.........................       (2,450)          (1,469)
  Payments to acquire common stock..........................           --          (17,674)
  Other.....................................................          (62)          (2,097)
                                                                 --------         --------
       Net cash provided by financing activities............       25,372           42,618
                                                                 --------         --------
Increase in cash and equivalents............................        2,516               20
Cash and equivalents -- beginning of period.................        7,878            8,276
                                                                 --------         --------
Cash and equivalents -- end of period.......................     $ 10,394         $  8,296
                                                                 ========         ========
Supplemental cash flow information:
  Interest paid.............................................     $  9,348         $  8,667
Supplemental non-cash investing and financing activities:
  Capital leases............................................        7,371            3,009

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

3. STOCK-BASED COMPENSATION

   During the third quarter of 2001, a total of 39,000 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over five years.

   Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the third quarter of 2001 a total of 20,202 stock options, with an exercise price of $2.96, were granted under this plan. These options vest on February 4, 2002.

4. SHAREHOLDERS' EQUITY

   The comprehensive loss for the 13 weeks ended November 3, 2001 and October 28, 2000, was $8.5 million and $8.2 million; respectively. The comprehensive loss for the 39 weeks ended November 3, 2001 and October 28, 2000, was $15.0 million and $15.2 million; respectively. The difference between net loss and comprehensive loss for the 13 weeks and the 39 weeks ended November 3, 2001 relates to the adoption of Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities".

5. DERIVATIVE FINANCIAL INSTRUMENTS

   Effective February 4, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded either as a separate component of shareholders' equity or in the statement of operations depending on whether the instruments meet the criteria for hedge accounting.

   The Company utilizes an interest rate swap agreement to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   income. This swap agreement involves the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement. The Company has determined that its swap agreement meets the criteria for cash flow hedge accounting. The fair value of the Company's swap agreement was a $2.9 million liability at February 4, 2001, and a $6.9 million liability at November 3, 2001. This liability is included in Deferred items on the condensed consolidated balance sheet. The adjustment to record the initial adoption of SFAS 133 and the net change in fair value were recorded, net of income taxes, in other comprehensive loss. There was no ineffectiveness during the 39 week period ended November 3, 2001.

6. ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 primarily requires that all business combinations completed after June 30, 2001 be accounted for using the purchase method and establishes criteria for recognizing acquired intangible assets separately from goodwill. The Company will account for future business combinations under SFAS 141.

   SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but will be subject to annual impairment tests. Intangible assets with finite useful lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Effective February 3, 2002, the beginning of the new fiscal year, this statement will be adopted. The amortization of goodwill will continue until this statement is adopted. The elimination of goodwill amortization is expected to increase pre-tax earnings by approximately $0.9 million each year. When this statement is adopted the required impairment tests will be performed. The Company cannot currently estimate the impact these impairment tests will have on its financial position or results of operations.

   In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact that SFAS 144 will have on the Company's financial position or results of operations.

7. CHIEF EXECUTIVE OFFICER RETIREMENT

   On August 21, 2001 the Company announced that Frederick J. Mershad will retire as Chairman, President, and Chief Executive Officer of the Company and resign from the Board of Directors, effective December 31, 2001 (the "Retirement Date"). The Company entered into a Separation and Retirement Agreement (the "Separation Agreement") with Mr. Mershad. The Separation Agreement supercedes Mr. Mershad's Employment Agreement. Pursuant to the terms of the Separation Agreement, until the Retirement Date, Mr. Mershad will be entitled to his current base salary and benefits that would have been payable pursuant to the terms of his Employment Agreement. After the Retirement Date, the Company will pay to Mr. Mershad (i) his current base salary of $660,000 per year for the period beginning with the Retirement Date and ending on December 31, 2004 (the "Retirement Period") and (ii) his bonus (if any) earned in 2001. During the Retirement Period, Mr. Mershad will also be entitled to medical benefits equivalent to those provided to him prior to the Retirement Date and the automobile benefit that he received prior to the Retirement Date. Mr. Mershad's options to purchase shares of Common Stock and restricted shares that are unvested as of the Retirement Date will be forfeited. During the 13 weeks ended November 3, 2001 the Company recorded pre-tax expense of approximately $2.2 million for salary and benefits payable during the Retirement Period.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

8. WRITE DOWN OF ACCOUNTS RECEIVABLE

   On October 29, 2001 the Company was informed that the Shoebilee, Inc. ("Shoebilee"), the company that purchased the assets of the Company's subsidiary The Bee-Gee Shoe Corp. ("Bee-Gee"), in January 2000, was in default under its lending agreement with its working capital lender (the "Working Capital Loan"). Shoebilee is also in default under the loan documents governing the amount Shoebilee owes the Company for the purchase of the Bee-Gee assets, as well as under an agreement pursuant to which the Company provides back office support services to Shoebilee (collectively, the "Company Agreements"). Shoebilee has been unable to cure its defaults under the Working Capital Loan and the Company Agreements. Additionally, Shoebilee has been unable to meet the Company's demand that Shoebilee provide adequate assurance of future performance under the Company Agreement governing back office support services. Management of Shoebilee has informed the Company that it intends to cease operations and liquidate under the U.S. Bankruptcy Code. As a result of Shoebilee's default and anticipated liquidation, the Company has recorded a pre-tax charge of $4.5 million during the 13 weeks ended November 3, 2001.

9. SEGMENT REPORTING

   The following table sets forth financial information by segment, $(000's):

                                 THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                          -----------------------------------   -----------------------------------
                          NOVEMBER 3, 2001   OCTOBER 28, 2000   NOVEMBER 3, 2001   OCTOBER 28, 2000
                          ----------------   ----------------   ----------------   ----------------
Department Store
  Revenues.............       $154,203           $155,340           $425,548           $429,709
  Operating loss.......         (4,024)            (3,227)           (15,246)           (13,106)
Finance Operations
  Revenues.............       $  8,708           $  9,046           $ 26,449           $ 26,378
  Operating profit.....          4,862              5,918             16,443             17,046
Segment Subtotal
  Revenues (1).........       $162,911           $164,386           $451,997           $456,087
  Operating profit
     (2)...............            838              2,691              1,197              3,940

(1) Segment revenues is reconciled to reported revenues as follows:

                                 THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                          -----------------------------------   -----------------------------------
                          NOVEMBER 3, 2001   OCTOBER 28, 2000   NOVEMBER 3, 2001   OCTOBER 28, 2000
                          ----------------   ----------------   ----------------   ----------------
Segment revenues.......       $162,911           $164,386           $451,997           $456,087
  Intersegment
     operating charge
     eliminated........         (2,262)            (2,277)            (6,249)            (6,143)
                              --------           --------           --------           --------
                              $160,649           $162,109           $445,748           $449,944
                              ========           ========           ========           ========

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) Segment operating profit is reconciled to loss before income tax benefit as follows:

                                 THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                          -----------------------------------   -----------------------------------
                          NOVEMBER 3, 2001   OCTOBER 28, 2000   NOVEMBER 3, 2001   OCTOBER 28, 2000
                          ----------------   ----------------   ----------------   ----------------
Segment operating
  profit...............       $    838           $  2,691           $  1,197           $  3,940
Store closing costs....                            (1,353)                               (6,073)
Restructuring costs....                            (9,327)                              (11,341)
Interest expense.......         (3,386)            (3,361)           (10,205)            (8,879)
Write down accounts
  receivable...........         (4,540)                               (4,540)
Other..................         (3,559)            (1,453)            (3,010)            (1,456)
                              --------           --------           --------           --------
                              $(10,647)          $(12,803)          $(16,558)          $(23,809)
                              ========           ========           ========           ========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended November 3, 2001 ("Third Quarter 2001") and October 28, 2000 ("Third Quarter 2000"), and the 39 week periods ended November 3, 2001 ("Nine Months of 2001") and October 28, 2000 ("Nine Months of 2000"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis which follow are based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Part I. Item I.

RESULTS OF OPERATIONS

  Third Quarter 2001 Compared to Third Quarter 2000

     Net sales for the Third Quarter 2001 decreased by 0.7% to $153.5 million from $154.6 million for the Third Quarter 2000. Comparable store sales decreased by 4.3%. Women's outerwear, junior sportswear, cosmetics, shoes and women's accessories had the best performance.

     Financing revenue from the Company's private label credit card for the Third Quarter 2001 decreased by 4.8% to $6.4 million from $6.8 million for the Third Quarter 2000, caused by a reduction in accounts receivable due to lower sales.

     Other revenue, which is primarily from leased departments, for the Third Quarter 2001 and the Third Quarter 2000 was $0.7 million.

     Cost of merchandise sold, occupancy, and buying expenses decreased to 71.7% of net sales for the Third Quarter 2001 from 76.8% of net sales for the Third Quarter 2000. During the Third Quarter 2001 merchandise gross margins were reduced 0.4%, due to additional markdowns to clear excess inventory as a result of the comparable sales decrease. During the Third Quarter 2000 inventory adjustments of approximately $7.6 million (4.9% of sales) relating to the Company's strategic plan, and $1.3 million (0.9% of sales) related to the closing of the Evansville, Indiana store were recorded.

     Selling, general, administrative, and other expenses increased to 34.5% of net sales for the Third Quarter 2001 compared to 31.5% for the Third Quarter 2000. During the Third Quarter 2001 the Company recorded a $4.5 million charge to write down the accounts receivable from Shoebilee, refer to the Notes to Condensed Consolidated Financial Statements note 8, and $2.7 million in charges related to the retirement of its chairman, president, and chief executive officer, and expenses recorded for the search of a new chief executive, which was partially offset by expense initiatives that have been implemented as part of the Company's strategic plan. The Third Quarter 2000 included an expense of $1.7 million for the development and implementation of the Company's strategic plan.

     Depreciation and amortization expense increased to 3.2% of net sales for the Third Quarter 2001 compared to 2.6% of net sales for the Third Quarter 2000. The increase is primarily due to increased capital expenditures related to the opening of new concept stores, and replacing the point-of-sale cash registers in all stores.

     Interest expense was $3.4 million for the Third Quarter 2001 and the Third Quarter 2000.

     An income tax benefit was recorded in the Third Quarter 2001 and the Third Quarter 2000 at a rate of 36.0%.

  Nine Months of 2001 Compared to Nine Months of 2000

     Net sales for the Nine Months of 2001 decreased by 1.0% to $423.5 million from $427.6 million for the Nine Months of 2000. Comparable store sales decreased by 3.2%. Women's outerwear, junior sportswear, furniture, cosmetics and shoes had the best performance.

     Financing revenue from the Company's private label credit card was $20.2 million for the Nine Months of 2001 and the Nine Months of 2000. A decline in carrying charges during the Nine Months of 2001 caused by a reduction in accounts receivable due to lower sales was offset by an increase in late fees charged.

     Other revenue, which is primarily from leased departments, for the Nine Months of 2001 and the Nine Months of 2000 was $2.1 million.

     Cost of merchandise sold, occupancy, and buying expenses decreased to 71.7% of net sales for the Nine Months of 2001 from 73.1% of net sales for the Nine Months of 2000. During the Nine Months of 2001 merchandise gross margins were reduced 0.9% due to additional markdowns to clear excess inventory as a result of the comparable sales decrease. During the Nine Months of 2000 inventory adjustments of approximately $7.6 million (1.8% of sales) relating to the Company's strategic plan, and $3.1 million (0.7% of sales) related to the closing of the Company's Wheeling and Charleston, West Virginia stores and the Evansville, Indiana store were recorded.

     Selling, general, administrative, and other expenses decreased to 31.7% of net sales for the Nine Months of 2001 from 32.9% for the Nine Months of 2000. During the Nine Months of 2001 the Company reduced expenses through initiatives that have been implemented as part of the Company's strategic plan. This reduction was partially offset by $2.7 million in charges related to the retirement of its chairman, president, and chief executive officer, and expenses recorded for the search of a new chief executive and a $4.5 million charge to write down the note receivable from Shoebilee, refer to the Notes to Condensed Consolidated Financial Statements note 8. The Nine Months of 2000 included an expense of $3.7 million for the development and implementation of the Company's strategic plan, and an expense of $2.9 million related to the closing of the Company's Wheeling and Charleston, West Virginia stores.

     Depreciation and amortization expense increased to 3.4% of net sales for the Nine Months of 2001 compared to 2.7% of net sales for the Nine Months of 2000. The increase is primarily due to increased capital expenditures related to the opening of new concept stores, and replacing the point-of-sale cash registers in all stores.

     Interest expense increased to $10.2 million for the Nine Months of 2001 from $8.9 million for the Nine Months of 2000. The increase is primarily due to higher average borrowing because of the Company's stock repurchase program, which was completed in October 2000.

     An income tax benefit was recorded in the Nine Months of 2001 and the Nine Months of 2000 at a rate of 36.0%.

  Liquidity and Capital Resources

     The Company's principal sources of funds are cash flow from operations and borrowings under the Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Net cash used in operating activities was $9.0 million for the Nine Months of 2001, compared to $26.7 million used in the Nine Months of 2000. A net loss of $10.6 million was recorded in the Nine Months of 2001, compared to a net loss of $15.2 million in the Nine Months of 2000. The depreciation and amortization component of the net losses increased $2.9 million to $14.3 million for the Nine Months of 2001, compared to $11.4 million for the Nine Months of 2000. The seasonal increase of inventory levels in preparation for the Christmas selling season was $12.9 million and trade payables was $16.6 million more than in the Nine Months of 2000.

     Net cash used in investing activities was $13.9 million for the Nine Months of 2001, compared to $15.9 million for the Nine Months of 2000. The decrease is due to reduced capital expenditures for store maintenance, remodeling, and data processing.

     For the Nine Months of 2001, net cash provided by financing activities was $25.4 million compared to $42.6 million provided by financing activities for the Nine Months of 2000, which represents reduced borrowing required for operating and investing activities.

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

  Accounting Standards

     See the Notes to Condensed Consolidated Financial Statements note 6 for the discussion of the potential effect of recently issued accounting standards on the Company's financial position or results of operations.

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

     (d) Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Elder-Beerman held its annual meeting of shareholders on September 20, 2001. The Board of Directors recommended that the shareholders elect ten directors for one-year terms. Except for Mr. Mershad (who will retire from Elder-Beerman and resign from the Board effective January 1, 2002), the terms of the other directors elected at the annual meeting will expire at the annual meeting of shareholders in 2002. There were 11,416,515 common shares entitled to vote at the meeting. A total of 7,800,932 shares, or 68.33% of shares outstanding, were represented at the meeting.

                                                                 FOR       WITHHELD
                                                              ---------    ---------
Mark F.C. Berner............................................  7,649,970      150,962
Dennis S. Bookshester.......................................  7,623,128      177,804
Eugene I. Davis.............................................  7,638,405      162,527
Charles Macaluso............................................  7,630,211      170,721
Steven C. Mason.............................................  6,807,151      993,781
Frederick J. Mershad........................................  6,776,320    1,024,612
Thomas J. Noonan............................................  6,813,385      987,547
Laura H. Pomerantz..........................................  6,790,698    1,010,234
Jack A. Staph...............................................  6,825,251      975,681
Charles H. Turner...........................................  7,655,046      145,886

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

         3(b)          Certificate of Amendment to the Amended Articles of
                       Incorporation (previously filed as Exhibit 3(b) to the Company's Form 10-Q for the quarterly period ended October
                       28, 2000 (the "2000 3rd Quarter 10-Q") and incorporated herein by reference)

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

        10(a)          Modification Agreement, dated June 15, 2001, between
                       Elder-Beerman and Scott J. Davido

        10(b)          Modification Agreement, dated June 15, 2001, between
                       Elder-Beerman and Steven D. Lipton

        10(c)          Modification Agreement, dated June 15, 2001, between
                       Elder-Beerman and James M. Zamberlan

     (b) The Company filed a current report on Form 8-K on August 21, 2001.

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

Dated: December 18, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3(a)      Amended Articles of Incorporation (previously filed as
           Exhibit 3(a) to the Form 10-K filed on April 30, 1998 (the
           "Form 10-K") and incorporated herein by reference)
 3(b)      Certificate of Amendment to the Amended Articles of
           Incorporation (previously filed as Exhibit 3(b) to the
           Company's Form 10-Q for the quarterly period ended October
           28, 2000 (the "2000 3rd Quarter 10-Q") and incorporated
           herein by reference)
 3(c)      Amended Code of Regulations (previously filed as Exhibit
           3(c) to the 2000 3rd Quarter 10-Q and incorporated herein by reference)
 4(a)      Stock Certificate for Common Stock (previously filed as
           Exhibit 4(a) to the Company's Form 10/A-1 filed on January
           23, 1998 and incorporated herein by reference)
 4(b)      Rights Agreement By and Between The Elder-Beerman Stores
           Corp. and Norwest Bank Minnesota, N.A., dated as of December
           30, 1997 (previously filed as Exhibit 4.1 to the Company's
           Registration Statement on Form 8-A filed on November 17,
           1998 (the "Form 8-A") and incorporated herein by reference)
 4(c)      Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
           and the Elder-Beerman Stores Corp. for 249,809 shares of
           Common Stock at a strike price of $12.80 per share dated
           December 30, 1997 (previously filed as Exhibit 4(d) to the
           Form 10-K and incorporated herein by reference)
 4(d)      Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
           and the Elder-Beerman Stores Corp. for 374,713 shares of
           Common Stock at a strike price of $14.80 per share dated
           December 30, 1997 (previously filed as Exhibit 4(e) to the
           Form 10-K and incorporated herein by reference)
 4(e)      Amendment No. 1 to the Rights Agreement, dated as of
           November 11, 1998 (previously filed as Exhibit 4.2 to the
           Form 8-A and incorporated herein by reference)
10(a)      Modification Agreement, dated June 15, 2001, between
           Elder-Beerman and Scott J. Davido
10(b)      Modification Agreement, dated June 15, 2001, between
           Elder-Beerman and Steven D. Lipton
10(c)      Modification Agreement, dated June 15, 2001, between
           Elder-Beerman and James M. Zamberlan