Form 10-K
period 2002-02-02
ELDER BEERMAN STORES CORP
filed 2002-04-19
CIK 32020

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

                  FOR THE FISCAL YEAR ENDED FEBRUARY 02, 2002

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

                             SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $33,545,123.*

     The number of shares of Common Stock outstanding on April 15, 2002, was 11,528,232.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]
---------------
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                   PART I
Item 1.   Business....................................................    1
            Merchandising.............................................    2
            Pricing...................................................    2
            Purchasing and Distribution...............................    2
            Information Systems.......................................    3
            Marketing.................................................    3
            Credit Card Program.......................................    4
            Customer Service..........................................    4
            Seasonality...............................................    4
            Competition...............................................    4
            Associates................................................    5
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
Item 5.   Market for Common Equity and Related Shareholder Matters....    7
Item 6.   Selected Historical Financial Data..........................    8
Item 7.   Management's Discussions and Analysis of Financial Condition
            and Results of Operations.................................   10
Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   14
Item 8.   Financial Statements and Supplementary Data.................   15
            Table of Contents.........................................   15
            Independent Auditors' Report..............................   16
            Consolidated Statement of Operations......................   17
            Consolidated Balance Sheets...............................   18
            Consolidated Statements of Shareholders' Equity...........   19
            Consolidated Statements of Cash Flows.....................   20
            Notes to Consolidated Financial Statements................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   37

                                  PART III
Item 10.  Directors and Executive Officers............................   37
            Directors and Executive Officers..........................   37
            Section 16(a) Beneficial Ownership Reporting Compliance...   39
Item 11.  Executive Compensation......................................   40
            Summary Compensation Table................................   40
            Stock Option/SAR Grants...................................   41
            Stock Option Exercises and Fiscal Year-End Values.........   41

                                                                        PAGE
            Employment and Severance Agreements With Certain
            Officers..................................................   41
            Compensation Committee Report on Executive Compensation...   44
               Overview and Philosophy................................   44
               Components of Compensation.............................   45
               Base Salary............................................   45
               Annual Bonus...........................................   45
               Long-Term Incentive Awards.............................   46
               Compensation of Chief Executive Officer During 2001....   46
               2001 Base Salary and Annual Bonus......................   46
               Tax Deductibility of Executive Compensation............   46
            Compensation of Elder-Beerman's Directors.................   47
            Compensation Committee Interlocks and Insider
            Participation.............................................   47
            Stock Price Performance...................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   48
Item 13.  Certain Relationships and Related Transactions..............   50
Item 14.  Exhibits, Financial Statements Schedules and Reports on Form
            8-K.......................................................   50
Signatures............................................................   56

                                     PART I

     This Annual Report on Form 10-K contains "forward-looking statements," including predictions of future operating performance, events or developments such as our future sales, gross margins, profits, expenses, income and earnings per share. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "hopes," and "estimates," and variations of such words and similar expressions, are intended to identify forward-looking statements. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Many factors could materially affect our actual future operations and results. The national tragedy of September 11, 2001 and subsequent national security threats and warnings could magnify some of those factors. Factors that could materially affect performance include the following: increasing price and product competition; fluctuations in consumer demand and confidence, especially in light of current uncertain general economic conditions; the availability and mix of inventory; fluctuations in costs and expenses; consumer response to the Company's merchandising strategies, advertising, marketing and promotional programs; the effectiveness of management; the timing and effectiveness of new store openings, particularly its new concept stores opened in Fall Season of 2001 (DuBois, PA, Alliance, OH and Kohler, WI) and in Spring Season 2002 (Coldwater, MI); weather conditions that affect consumer traffic in stores; the continued availability and terms of bank and lease financing and trade credit; the outcome of pending and future litigation; consumer debt levels; the impact of any new consumer bankruptcy laws; inflation and interest rates and the condition of the capital markets.

     Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

     The Elder-Beerman Stores Corp. ("Elder-Beerman" or the "Company;" except where the context otherwise requires, references to the "Company" refer to Elder-Beerman and its subsidiaries, as described below) has been operating department stores since 1847. Elder-Beerman operates department stores that sell a wide range of moderate to better branded merchandise, including women's, men's and children's apparel and accessories, cosmetics, home furnishings, and other consumer goods. In addition, the Company operates its private label credit card program through its wholly-owned subsidiary, The El-Bee Chargit Corp. ("Chargit"). See Note N to the Consolidated Financial Statements for financial information about the business segments. As of fiscal year end 2002, Elder-Beerman operated 66 department stores and two furniture stores, principally in smaller Midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania. See "Properties."

     The Company's historical competitive advantage is its niche in smaller cities. In many of these cities, there is only one shopping mall or major shopping center, and the Company is a main department store anchor along with J.C. Penney, Sears, or a discount retailer such as Kohl's, Target or Wal-Mart. The Company seeks to differentiate itself from its competitors through superior service and a fashion-oriented merchandise offering with name brand vendors unavailable to the competition (e.g., cosmetics lines such as Estee Lauder, Clinique, Lancome and Elizabeth Arden; and clothing lines such as Liz Claiborne, Tommy Hilfiger, Sag Harbor, Alfred Dunner, Leslie Fay, Chaps by Ralph Lauren and Izod; and home store lines such as T-Fal, Wamsutta, Pfaltzgraf and Atlantic.) The larger metropolitan department stores have tended to bypass smaller midwestern cities, leaving Elder-Beerman as the dominant department store in many of its smaller markets.

     The Company's long-term business plan is designed to accomplish its strategy by (a) focusing on its strengths as the major retailer in its smaller markets; (b) competing with traditional department store competitors through emphasis on timely product assortments offering fashion and value, competitive pricing and promotions, and customer service; (c) competing with moderate priced department stores and discounters through merchandise advantages in branded areas and competitive pricing and promotions in appropriate markets and product areas; (d) focusing price/product competition in key basic merchandising areas; (e) emphasizing major vendor partnerships to improve sales and margins; and (f) leveraging technology to enhance customer service and to develop and execute customer marketing programs.

  Merchandising

     The Company carries a broad assortment of goods to provide fashion, selection and value found in leading department stores that feature branded merchandise. Although all stores stock similar core assortments, specific types of better goods are distributed to stores based on the particular characteristics of the local market. In addition, through continued efforts to develop better processes and stronger partnerships with its most significant vendors, the Company is using technology and focused merchandising and distribution processes to reduce logistics costs and increase the speed in moving merchandise from the vendor to the selling floor.

     During the past Fiscal year, the top 25 vendors by dollar volume accounted for approximately 31% of net purchases. Management believes it has good relationships with its suppliers. No vendor accounted for more than 5% of the Company's purchases. The Company believes that alternative sources of supply are available for each category of merchandise it purchases, including private label products.

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

     For the 52 weeks ending February 2, 2002 ("Fiscal 2001"), the 53 weeks ending February 3, 2001 ("Fiscal 2000"), and the 52 weeks ending January 29, 2000 ("Fiscal 1999"), the Company's percentages of net sales by major merchandise category were as follows:

                         THE ELDER-BEERMAN STORES CORP.
                           RETAIL SALES BY DEPARTMENT

                                                              2001     2000     1999
MERCHANDISE CATEGORY                                            %        %        %
--------------------                                          -----    -----    -----
Women's Ready to Wear & Intimate............................   32.9%    32.5%    33.0%
Accessories, Shoes & Cosmetics..............................   24.2%    23.6%    23.2%
Men's & Children's..........................................   22.1%    23.1%    23.3%
Home Store..................................................   20.8%    20.8%    20.5%
                                                              -----    -----    -----
TOTAL RETAIL................................................  100.0%   100.0%   100.0%
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

  Purchasing and Distribution

     Merchandise is generally shipped from vendors, through three consolidation points, to the Company's 300,000 square foot distribution center in Dayton, Ohio. Nearly 90% of all receipts that flow through the Distribution Center are loaded into trailers for store distribution without need for handling by Distribution Center staff. In addition, nearly 90% of the merchandise is shipped prepackaged and ticketed for immediate placement on the selling floor. Merchandise for individual stores is typically processed through the Distribution Center within 48 hours of its receipt at the Distribution Center. Deliveries are made from the distribution center to each store one to seven times per week depending on the store size and the time of year.

     Incoming merchandise received at the Distribution Center is inspected for quality control. The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance. These fees are intended to be a deterrent to non-compliance as well as to offset higher costs associated with the processing of, and payment for, such merchandise.

     The Company continues to improve its logistical systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. For example, the Company recently completed enhancements to its sortation and shipping processes, which have not only improved inventory control and unit tracking, but have increased productivity and reduced time for the supply chain. The Company also put in place in Fiscal 2001 a fully automated, state-of-the-art vendor compliance system to track vendor compliance with the Company's logistics guidelines.

  Information Systems

     The Company's merchandising activities are controlled by a series of on-line systems, including a point-of-sale and sales reporting system, a purchase order management system, a receiving system and a merchandise planning system. These integrated systems track merchandise from the order stage through the selling stage and provide valuable supply chain, inventory and sales performance information for management. The Company's core merchandising systems assist in ordering, allocating and replenishing merchandise assortments for each store based on specific characteristics and recent sales trends. The Company's point of sale systems include bar code scanning and electronic credit and check authorization, all of which allow the Company to capture customer specific sales data for use in its merchandising system. Other systems allow the Company to identify and mark down slow moving merchandise and to maintain planned levels of in-stock positions in basic items, such as jeans and underwear. These systems have enabled the Company to more efficiently manage its inventory and reduce costs. The Company has also developed and is currently implementing an automated store personnel scheduling system that analyzes historical hourly and projected sales trends to efficiently schedule sales staff. This system is designed to minimize labor costs while producing a higher level of customer service.

     The Company has deployed a point of sale system ("POS System") to enhance its customer service by speeding up the transaction at point of service and by taking advantage of technology to support functions at point of service.

  Marketing

     The Company's primary target customers are women between the ages of 35 and 55 with annual household incomes of more than $50,000. Advertising messages are focused on communicating the Company's merchandise offering and the strong quality/value relationship in that offering. The Company employs advertising programs that include print and broadcast as well as creative in-store displays, signage and special promotions. The Company uses a database targeting system that allows focused direct mail to our preferred charge customers, those most likely to respond to a merchandise offering. Sunday and weekday newspaper inserts are used each week to reach customers on a repetitive basis that has become a customer expectation. This is an economical method of advertising that has reduced advertising expense. The company also uses television and radio in markets where it is productive and cost efficient.

  Credit Card Program

     The Company operates a private label credit card program through its wholly-owned subsidiary, Chargit. The Company promotes its private label credit card, and as a result, approximately 43% of net sales in Fiscal 2001 were attributable to customers using their Company credit card. This is up from approximately 42% for Fiscal 2000. With approximately 900,000 active accounts, the Company considers its private label credit card program to be a critical component of its retailing concept because it (i) enhances customer loyalty,
(ii) allows the Company to identify and regularly contact its best customers and
(iii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising strategies. Frequent credit card users, through the Company's credit card program enjoy an increasing array of benefits. The Company's most active charge customers are awarded a Preferred, Chairman's Preferred or Chairman's Select card based on their level of annual purchases. Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts, and invitations to private, "Preferred Only" sales. In addition, new holders of the company's credit card receive a 10% discount the first time they use their new card. The Company believes that holders of the Company's credit card tend to buy more merchandise from the Company than those customers who do not have a Company credit card. In Fiscal 2001 the Company issued 300,000 Elder-Beerman credit cards for newly opened accounts.

     The Company administers its private label credit card program through a dedicated in-house facility and staff located in the Company's corporate office. The Company's fully computerized and highly automated credit systems analyze customer payment histories, automatically approve or reject new sales at point of sale and enable account representatives to efficiently manage delinquent account collections.

     All phases of the credit card operation are handled by Chargit except the processing of customer mail payments, which is performed pursuant to a retail lockbox agreement with a bank. Decisions whether to issue a credit card to an applicant are made on the basis of a credit scoring system.

  Customer Service

     Elder-Beerman has a strong tradition of providing friendly customer service. The Company has enhanced its customer service image and is creating a customer-oriented store environment by (a) centralizing customer service register stations at highly visible points in the store and assuring that they are always staffed; (b) reducing nonselling activities in the stores; (c) using training and recruiting practices to instill a culture of customer helpfulness, friendliness and responsiveness; and (d) deploying a new POS System to expedite the sales completion process and provide additional marketing and sales support functions at point of service, such as a stock locator system that identifies those stores that have a particular item in stock when it is not available in the store in which a customer is shopping.

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

  Competition

     The retail industry in general and the department store business in particular is intensely competitive. Generally, the Elder-Beerman department stores compete not only with other department stores in the same geographic markets, but also with numerous other types of retail outlets, including specialty stores; general merchandise stores; off-price and discount stores; manufacturer outlets; and direct to consumer retailers such as catalog and internet retailers. Some of the retailers with which the Company competes have substantially greater financial resources than the Company and may have other competitive advantages over the Company. The Elder-Beerman department stores compete on the basis of quality, value, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment.

  Associates

     On February 2, 2002, the Company had approximately 6,990 regular and part-time associates. Because of the seasonal nature of the retail business, the number of associates rises to a peak in the holiday season. None of the Company's associates are represented by a labor union. The Company's management considers its relationships with its associates to be satisfactory.

ITEM 2.  PROPERTIES

     As of February 2, 2002, Elder-Beerman operated 66 department stores and two furniture stores, principally in smaller midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania. Substantially all of the Company's stores are leased properties. The Company owns, subject to a mortgage, a 302,570 square foot office/warehouse facility located in Dayton, Ohio, which serves as its principal executive offices. The Company also leases an approximately 300,000 square foot distribution center in Fairborn, Ohio.

     The following table sets forth certain information with respect to Elder-Beerman's department store locations operating as of February 2, 2002, the end of Elder-Beerman's most recently completed fiscal year:

                         THE ELDER-BEERMAN STORES CORP.
                            STORE SUMMARY BY REGION

                                                             TOTAL
                                                            SQUARE      DATE
STATE/CITY                          LOCATION                 FEET      OPENED    OWN/LEASE
----------               -------------------------------    -------    ------    ---------
OHIO
Alliance                 Carnation Mall                      55,552    10/01       Lease
Athens                   University Mall                     42,829    09/88       Lease
Bowling Green            Woodland Mall                       40,700    04/87       Lease
Chillicothe              Chillicothe Mall                    55,940    05/81       Lease
                         Home Store                          17,609    11/90       Lease
Cincinnati               Forest Fair Mall                   149,462    04/89       Lease
Dayton                   Centerville Place                  191,400    08/66       Lease
Dayton                   Fairfield Commons                  151,740    10/93       Lease
Dayton                   Southtowne Furniture               121,000    01/76       Lease
Dayton                   Northwest Plaza                    217,060    02/66       Lease
Dayton                   Courthouse Plaza                   125,390    11/75       Lease
Dayton                   Dayton Mall                        212,000    07/98       Lease
Dayton                   Salem Furniture                    124,987    11/72         Own
Dayton                   Kettering Town Center               82,078    10/98       Lease
Dayton                   Northpark Center                   101,840    10/94       Lease
Defiance                 Northtowne Mall                     51,333    04/86       Lease
Fairborn                 Distribution Center                300,000    12/90       Lease

                                                             TOTAL
                                                            SQUARE      DATE
STATE/CITY                          LOCATION                 FEET      OPENED    OWN/LEASE
----------               -------------------------------    -------    ------    ---------
Findlay                  Findlay Village Mall                74,825    07/90       Lease
Franklin                 Middletown (Towne Mall)            118,000     1977         Own
Hamilton                 Hamilton                           167,925    04/74       Lease
Heath                    Indian Mound Mall                   73,695    09/86       Lease
Lancaster                River Valley Mall                   52,725    09/87       Lease
Lima                     Lima Mall                          103,350    11/65       Lease
Marion                   Southland Mall                      74,621    11/84       Lease
Moraine                  Corporate Offices                  302,570    06/70         Own
New Philadelphia         New Towne Mall                      52,648    10/88       Lease
Piqua                    Miami Valley Center                 59,092    09/88       Lease
Sandusky                 Sandusky Mall                       80,398    03/83       Lease
Springfield              Upper Valley Mall                   71,868    10/92       Lease
St. Clairsville          Ohio Valley Mall                    66,545    07/98       Lease
Toledo                   Woodville                          100,000    08/85       Lease
Toledo                   Westgate                           154,000    08/85       Lease
Wooster                  Wayne Towne Plaza                   53,689    06/94       Lease
Zanesville               Colony Square                       70,346    09/85         Own
WEST VIRGINIA
Beckley                  Raleigh Mall                        50,210    07/98       Lease
Bridgeport               Meadowbrook Mall                    70,789    07/98       Lease
                         Home Store                          74,723    07/98       Lease
Huntington               Huntington Mall                     75,640    07/98       Lease
Kanawha City             Kanawha Mall                        41,270    07/98       Lease
Morgantown               Morgantown Mall                     70,790    09/90       Lease
Morgantown               Mountaineer Mall                    70,470    07/98       Lease
Vienna                   Grand Central Mall                 106,000    07/98       Lease
Winfield                 Liberty Square Center               67,728    07/98       Lease
INDIANA
Anderson                 Mounds Mall                         66,703    07/81       Lease
Columbus                 Columbus Mall                       73,446    02/90       Lease
Elkhart                  Concord Mall                       104,000    11/85       Lease
Jasper                   Germantown Shopping Center          55,000    11/00       Lease
Kokomo                   Kokomo Mall                         75,704    10/87       Lease
Marion                   North Park Mall                     55,526    11/78       Lease
Muncie                   Muncie Mall                         80,000    10/97       Lease
Richmond                 Downtown                           100,000    08/74       Lease
Terre Haute              Honey Creek Mall                    70,380    08/73       Lease
Warsaw                   Market Place Center                 56,120    10/99       Lease
MICHIGAN
Adrian                   Adrian Mall                         54,197    08/87       Lease
Benton Harbor            The Orchards Mall                   70,428    10/92       Lease
Howell                   Grand River Plaza                   74,873    09/00       Lease
Jackson                  Westwood Mall                       70,425    09/93       Lease

                                                             TOTAL
                                                            SQUARE      DATE
STATE/CITY                          LOCATION                 FEET      OPENED    OWN/LEASE
----------               -------------------------------    -------    ------    ---------
Midland                  Midland Mall                        64,141    10/91       Lease
Monroe                   Frenchtown Square                   98,887    04/88       Lease
Muskegon                 Lakeshore Marketplace               87,185    10/95       Lease
ILLINOIS
Danville                 Village Mall                        77,300    07/86       Lease
Mattoon                  Cross Country Mall                  54,375    03/78       Lease
WISCONSIN
Beloit                   Beloit Mall                         62,732    10/93       Lease
Green Bay                Bay Park Square Mall                75,000    09/95       Lease
Kohler                   Deer Trace Plaza                    54,541    10/01       Lease
Plover                   Plover Plaza                        54,500    03/01       Lease
West Bend                West Bend Corporate Center          61,011    10/00       Lease
KENTUCKY
Ashland                  Cedar Knolls Galleria               70,000    07/98       Lease
Frankfort                Frankfort                           53,954    11/99       Lease
Paducah                  Kentucky Oaks Mall                  60,092    08/82       Lease
PENNSYLVANIA
Dubois                   The Commons                         54,500    09/01       Lease
Erie                     Millcreek Mall                     119,800    09/98       Lease

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

     The number of shareholders of record as of April 15, 2002 was 1,911.

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

     The Company's high and low stock prices by quarter for Fiscal 2001 and Fiscal 2000 are set forth below:

                                                   2001                2000
                                             ----------------    ----------------
                                              HIGH      LOW       HIGH      LOW
                                             ------    ------    ------    ------
First Quarter..............................    4.00      2.63      6.50      4.19
Second Quarter.............................    4.00      2.86      5.25      3.97
Third Quarter..............................    4.38      2.75      5.25      3.09
Fourth Quarter.............................    3.30      2.56      4.19      2.47

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

     The following table sets forth various selected financial information for the Company as of and for the fiscal years ended February 2, 2002, February 3, 2001, January 29, 2000, January 30, 1999, and January 31, 1998. Such selected consolidated financial information should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, set forth in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Form 10-K.

                                                             FISCAL YEAR ENDED
                                 -------------------------------------------------------------------------
                                 FEB 2, 2002   FEB 3, 2001(a)   JAN 29, 2000   JAN 30, 1999   JAN 31, 1998
                                 -----------   --------------   ------------   ------------   ------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Total Revenues.................   $673,516        $687,630        $667,374       $610,969       $560,509
Earnings (Loss) Before
  Discontinued Operations and
  Extraordinary Items (b)......   $   (920)       $ (6,824)       $ 18,015       $ 25,864       $ (7,530)
Net Earnings (Loss)............   $   (920)       $ (6,735)       $ 15,228       $ 25,461       $(28,952)
Diluted Earnings (Loss) Per
  Common Share:
  Continuing Operations........   $  (0.08)       $  (0.51)       $   1.17       $   1.79       $  (6.04)
  Discontinued Operations......                       0.01           (0.18)         (0.03)          5.38
  Extraordinary Items..........                                                                   (22.58)
                                  --------        --------        --------       --------       --------
         Net Earnings (Loss)...   $  (0.08)       $  (0.50)       $   0.99       $   1.76       $ (23.24)
                                  ========        ========        ========       ========       ========
Cash Dividends Paid:
  Common.......................   $     --        $     --        $     --       $     --       $     --
  Preferred....................   $     --        $     --        $     --       $     --       $     --
BALANCE SHEET DATA
Total Assets...................   $451,062        $455,317        $454,168       $453,268       $369,068
Short-Term Debt................      5,531           1,509         131,086            951          1,105
Long-Term Obligations..........    148,489         165,632           6,130        121,507        142,024
OTHER DATA
Sales Increase (Decrease) From
  Prior Period.................       (2.0%)           2.9%            9.6%          9.7%           2.8%
Comparable Sales Increase
  (Decrease) From Prior
  Period.......................       (3.6%)          (0.8%)           2.0%          4.1%           3.7%

---------------
Notes to Selected Historical Financial Data:

(a) Fiscal Year ended February 3, 2001 includes 53 weeks as compared to 52 weeks for each of the other fiscal years shown.

(b) The financial information for The Bee-Gee Shoe Corp. ("Bee-Gee") and Margo's LaMode, Inc. ("Margo's") is included as discontinued operations for all periods.

                       SELECTED QUARTERLY FINANCIAL DATA

                                                                FISCAL 2001
                                      ---------------------------------------------------------------
                                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                      -------------   --------------   -------------   --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues......................    $147,347         $137,752        $160,649         $227,768
Net Earnings (Loss).................    $   (212)        $ (3,571)       $ (6,814)        $  9,677
Diluted Earnings (Loss) Per Common
  Share:............................    $  (0.02)        $  (0.32)       $  (0.60)        $   0.84

                                                                FISCAL 2000
                                      ---------------------------------------------------------------
                                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                      -------------   --------------   -------------   --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues......................    $149,105         $138,730        $162,109         $237,686
Net Earnings (Loss)(a)..............    $ (3,071)        $ (3,973)       $ (8,194)        $  8,503
Diluted Earnings (Loss) Per Common
  Share:............................    $  (0.21)        $  (0.27)       $  (0.58)        $   0.75

---------------
(a) The financial information for Bee-Gee is included in discontinued operations for all periods.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for Fiscal 2001, Fiscal 2000 and Fiscal 1999. The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 8.

RESULTS OF OPERATIONS

  Fiscal 2001 Compared to Fiscal 2000

     Net sales for Fiscal 2001 decreased by 2.0% to $643.1 million from $656.2 million for Fiscal 2000. Comparable store sales, sales for stores opened for 13 months and excluding the 53rd week of sales in Fiscal 2000, decreased 3.6%. Women's special size sportswear, junior sportswear, and furniture had the strongest sales increases.

     Financing revenue from the Company's private label credit card for Fiscal 2001 decreased by 3.2% to $27.3 million from $28.2 million for Fiscal 2000, primarily due to a decrease in the average outstanding accounts receivable during the year.

     Other revenue, which is primarily from leased departments, for Fiscal 2001 decreased by $0.1 million to $3.2 million from $3.3 million for Fiscal 2000.

     Cost of merchandise sold, occupancy, and buying expenses decreased to 71.5% of net sales for Fiscal 2001 from 72.6% of net sales for Fiscal 2000. During Fiscal 2001 merchandise gross margins were reduced 1.0% versus Fiscal 2000 due to additional markdowns to clear excess inventory as a result of the comparable sales decrease. During Fiscal 2000 the Company incurred a charge of $12.1 million related to inventory costs to implement the Company's strategic plan and $2.8 million in charges to record excess markdowns related to the closing of three stores.

     Selling, general, administrative, and other expenses decreased to 28.2% of net sales for Fiscal 2001 from 29.3% for Fiscal 2000. Fiscal 2001 costs include charges of $3.3 million related to the retirement of the Company's chairman, president, and chief executive officer, and expenses recorded for the search of a new chief executive, and $4.3 million in charges to write down the accounts receivable from Shoebilee (See Note L to the Consolidated Financial Statements), which was offset by expense initiatives that have been implemented as part of the Company's strategic plan, and $0.6 million in income related to recovery of an investment in a cooperative buying group. Fiscal 2000 costs include charges of $3.8 million, primarily severance, to implement the Company's strategic plan, $3.3 million related to the closing of three stores, and income of $0.7 million related to a recovery of an investment in a cooperative buying group.

     Depreciation and amortization expense for Fiscal 2001 increased $3.4 million to $19.6 million from $16.2 million for Fiscal 2000. The increase is primarily due to increased capital expenditures related to the opening of four new concept stores, and capitalized leases relating to our new point-of-sale cash registers.

     Interest expense increased to $13.6 million for Fiscal 2001 from $13.0 million for Fiscal 2000. The increase is due to interest recorded from capital leases primarily related to our new point-of-sale cash registers.

     The Company's effective income tax benefit rate is 8.2% in Fiscal 2001 compared to an effective income tax benefit rate of 31.6% in Fiscal 2000. The effective income tax benefit rate for both years was affected by state tax expense based on gross receipts versus net income and non-deductible goodwill. See Note F to the Consolidated Financial Statements.

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

     Cost of merchandise sold, occupancy, and buying expenses increased to 72.6% of net sales for Fiscal 2000 from 69.8% of net sales for Fiscal 1999. This increase is primarily due to a charge of $12.1 million related to inventory costs to implement the Company's strategic plan in Fiscal 2000 and $2.8 million in charges to record excess markdowns related to the closing of three stores. Additionally, merchandise gross margins were reduced 0.3% due to additional markdowns to clear excess inventory as a result of the comparable sales decrease.

     Selling, general, administrative, and other expenses increased to 29.3% of net sales for Fiscal 2000 from 28.7% for Fiscal 1999. Fiscal 2000 costs include charges of $3.8 million, primarily severance, to implement the Company's new strategic plan, $3.3 million related to the closing of three stores, and income of $0.7 million related to a recovery of an investment in a cooperative buying group. Fiscal 1999 costs include a charge of $4.6 million to reflect a write down of amounts related to an investment made several years ago in a cooperative buying group.

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

     The Company's effective income tax benefit rate is 31.6% in Fiscal 2000 compared to an income tax rate of 41.5% in Fiscal 1999 before adjustments to the Company's deferred tax asset valuation allowance. In Fiscal 1999 the Company reviewed the status of its deferred tax asset valuation allowance at the end of the fiscal year and determined that the valuation allowance should be reduced to reflect the likely utilization of net operating loss carryforwards to offset taxable income generated in future years. This resulted in a net income tax benefit being recorded in Fiscal 1999. See Note F to the Consolidated Financial Statements.

     During the third quarter of 1999 the Company adopted a plan to dispose of Bee-Gee and consummated the sale in the fourth quarter. During the fourth quarter of 2000 the Company recorded a gain of $0.1 million, net of tax, resulting from the final settlement of the sale. In Fiscal 1999 the Company recorded a loss on disposal of $2.3 million, net of tax. The Company also recorded a loss from operations in Fiscal 1999 of $0.4 million, net of tax. See Note K to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under its $150 million Revolving Credit Facility and $150 million Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Factors that could affect operating cash flows include, but are not limited to, increasing price and product competition, fluctuations in consumer demand and confidence, the availability and quality of inventory, the availability and terms of bank financing and trade credit, consumer debt levels, a reduction in the finance charges imposed by the Company on its charge card holders.

     The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the Credit Facilities, to meet anticipated working capital and capital expenditure requirements, as well as debt service requirements under the Credit Facilities.

     Net cash provided by operating activities was $41.5 million for Fiscal 2001, compared to $17.0 million in Fiscal 2000. A net loss was recorded in Fiscal 2001 of $0.9 million, including pre-tax charges of $3.3 million related to the retirement of the Company's chairman, president, and chief executive officer, and expenses recorded for the search for a new chief executive, and $4.3 million to write down the accounts receivable from Shoebilee, refer to Note L to the Consolidated Financial Statements, compared to a net loss of $6.7 million in Fiscal 2000. Trade payables increased $6.2 million in Fiscal 2001, caused by an increase in inventory in transit of $10.2 million, compared to a decrease of $2.7 million in Fiscal 2000. Even though inventory in transit increased $10.2 million, total inventory decreased in Fiscal 2001 by $2.4 million compared to a decrease of $11.3 million in Fiscal 2000.

     Net cash used in investing activities was $18.9 million for Fiscal 2001, compared to $23.5 million for Fiscal 2000. Capital expenditures for new stores, store maintenance, remodeling, and data processing totaled $19.1 million for Fiscal 2001 compared to $23.5 million for Fiscal 2000.

     For Fiscal 2001, net cash used in financing activities was $23.4 million compared to $6.1 million provided by financing activities for Fiscal 2000. In Fiscal 2001 the Company utilized cash provided by operating activities to reduce borrowings made in Fiscal 2000 to purchase shares of the Company's common stock.

     The Company's current Credit Facilities expire in May 2003. The Company is currently negotiating to replace the current Credit Facilities with new agreements similar in scope. The new Credit Facilities are expected to be effective during the third quarter of Fiscal 2002.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following data is provided to facilitate an understanding of the Company's contractual obligations and commercial commitments, (000's):

                                                     PAYMENTS DUE BY PERIOD
                                       --------------------------------------------------
                                                  WITHIN      2-3        4-5     AFTER 5
                                        TOTAL     1 YEAR     YEARS      YEARS     YEARS
                                       --------   -------   --------   -------   --------
CONTRACTUAL OBLIGATIONS
  Long-Term Debt.....................  $143,248   $   193   $138,691   $ 2,464   $  1,900
  Capital Lease Obligations..........    10,772     5,338      4,755       679         --
  Operating Leases...................   289,561    25,269     47,472    44,058    172,762
                                       --------   -------   --------   -------   --------
Total Contractual Cash Obligations...  $443,581   $30,800   $190,918   $47,201   $174,662

                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                         -------------------------------------------------
                                                   WITHIN     2-3        4-5      AFTER 5
                                         TOTAL     1 YEAR    YEARS      YEARS      YEARS
                                         ------    ------   --------   --------   --------
OTHER COMMERCIAL COMMITMENTS
  Standby Letters of Credit.........     $5,288    $5,288
  Import Letters of Credit..........      2,213     2,213
                                         ------    ------   --------   --------   --------
Total Commercial Commitments........     $7,501    $7,501

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgements on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company's accounting policies are more fully described in Note A to the Consolidated Financial Statements. Management believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of the consolidated financial statements.

     Inventory Valuation. Merchandise inventories are valued by the retail inventory method ("RIM") applied on a last-in, first-out ("LIFO") basis and are stated at the lower of cost or market. Under the RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain management judgements and estimates including, but not limited to, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation and resulting gross margins. These estimates, coupled with the fact that the RIM is an averaging process, can produce distorted cost figures under certain circumstances. Distortions could occur primarily by applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that include different rates of gross profit, such as seasonal merchandise. To reduce the potential for such distortion in the inventory valuation, the Company's RIM utilizes over 250 departments within 18 LIFO inventory pools in which fairly homogenous classes of merchandise are grouped. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

     Long-lived Assets. In evaluating the carrying value and future benefits of long-lived assets, including goodwill, management performs a comparison of the anticipated undiscounted future net cash flows of the related long-lived asset, including goodwill, to their carrying amount in accordance with Statement of Financial Accounting Standard ("SFAS") 121. Management believes at this time that the long-lived assets, including goodwill, carrying values and useful lives to be appropriate.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early application encouraged. Management does not believe the adoption of this pronouncement will have a material impact on the financial statements.

     Effective February 3, 2002, the beginning of the new fiscal year, SFAS 142 will be adopted. SFAS 142 requires that goodwill will no longer be amortized, but will be subject to annual fair value based impairment tests. In addition, a transitional impairment test is required upon the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value for each applicable business to its respective carrying value. For those businesses where the carrying amount exceeds its estimated fair value, a second step is performed to measure the amount of goodwill impairment, if any. The Company is in the process of determining if its existing goodwill is impaired. Goodwill impairment, if any, will be recognized in the first quarter of 2002 and will be classified as a cumulative effect of a change in accounting principle.

     Customer Accounts Receivable. Customer accounts receivable is shown net of an allowance for uncollectible accounts. The Company calculates the allowance for uncollectible accounts using a model that analyzes factors such as bankruptcy filings, delinquency rates, historical charge-off patterns, recovery rates, and other portfolio data. The Company's calculation is reviewed by management to assess whether, based on recent economic events, the allowance for uncollectible accounts is appropriate to estimate losses inherent in the portfolio.

     Income Taxes. The Company has generated net operating loss carryforwards ("NOL's") from previous years. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with the NOL's if it is more likely than not that the Company will not be able to fully utilize it to offset future taxes. It is possible that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will be able to fully realize the deferred tax assets associated with the NOL's. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL's are realized.

RECENT ACCOUNTING PRONOUNCEMENTS

     In addition to SFAS 142 and SFAS 144 discussed above, in June 2001, SFAS 141 was issued. SFAS 141 primarily requires that all business combinations completed after June 30, 2001 be accounted for using the purchase method and establishes criteria for recognizing acquired intangible assets separately from goodwill. The Company will account for future business combinations under SFAS 141.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its variable rate borrowing. The Company has entered into variable to fixed rate interest-rate swap agreements to effectively reduce its exposure to interest rate fluctuations. A hypothetical 100 basis point change in interest rates would not materially affect the Company's financial position, liquidity or results of operations.

     The Company does not maintain a trading account for any class of financial instrument and is not directly subject to any foreign currency exchange or commodity price risk. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                               PAGE
                                                               -----
Independent Auditors' Report................................      16
Consolidated Financial Statements as of February 2, 2002 and
  February 3, 2001 and for each of the three fiscal years in the period ended February 2, 2002:
  Statements of Operations..................................      17
  Balance Sheets............................................      18
  Statements of Shareholders' Equity........................      19
  Statements of Cash Flows..................................      20
  Notes to Consolidated Financial Statements................   21-36

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
The Elder-Beerman Stores Corp.:

     We have audited the accompanying consolidated balance sheets of The Elder-Beerman Stores Corp. and subsidiaries (the "Company") as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of February 2, 2002 and February 3, 2001 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

March 27, 2002
Dayton, Ohio

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED
                                                      -----------------------------------------
                                                      FEBRUARY 2,    FEBRUARY 3,    JANUARY 29,
                                                         2002           2001           2000
                                                      -----------    -----------    -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Net sales.........................................   $643,052       $656,164       $637,797
  Financing.........................................     27,273         28,162         26,124
  Other.............................................      3,191          3,304          3,453
                                                       --------       --------       --------
          Total revenues............................    673,516        687,630        667,374
                                                       --------       --------       --------
Costs and expenses:
  Cost of merchandise sold, occupancy and buying
     expenses.......................................    459,886        476,313        445,365
  Selling, general, administrative and other
     expenses.......................................    181,480        192,078        183,237
  Depreciation and amortization.....................     19,578         16,200         15,229
  Interest expense..................................     13,574         13,014         10,927
                                                       --------       --------       --------
          Total costs and expenses..................    674,518        697,605        654,758
                                                       --------       --------       --------
          Earnings (loss) before income tax benefit
            and discontinued operations.............     (1,002)        (9,975)        12,616
Income tax benefit..................................        (82)        (3,151)        (5,399)
                                                       --------       --------       --------
  Earnings (loss) from continuing operations........       (920)        (6,824)        18,015
Discontinued operations.............................                        89         (2,787)
                                                       --------       --------       --------
  Net earnings (loss)...............................   $   (920)      $ (6,735)      $ 15,228
                                                       ========       ========       ========
Earnings (loss) per common share -- basic and
  diluted:
  Continuing operations.............................   $  (0.08)      $  (0.51)      $   1.17
  Discontinued operations...........................       0.00           0.01          (0.18)
                                                       --------       --------       --------
          Net earnings (loss).......................   $  (0.08)      $  (0.50)      $   0.99
                                                       ========       ========       ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           AS OF
                                                            ------------------------------------
                                                            FEBRUARY 2, 2002    FEBRUARY 3, 2001
                                                            ----------------    ----------------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and equivalents....................................     $   7,142           $   7,878
  Customer accounts receivable, net.......................       129,121             135,794
  Merchandise inventories.................................       151,761             154,153
  Other current assets....................................        21,435              23,170
                                                               ---------           ---------
          Total current assets............................       309,459             320,995
                                                               ---------           ---------
Property:
  Land and improvements...................................           996               1,030
  Buildings and leasehold improvements....................        78,461              71,832
  Furniture, fixtures, and equipment......................       130,572             114,644
  Construction in progress................................         1,600               1,177
                                                               ---------           ---------
  Total cost..............................................       211,629             188,683
  Less accumulated depreciation and amortization..........      (113,551)           (102,233)
                                                               ---------           ---------
          Property, net...................................        98,078              86,450
                                                               ---------           ---------
Other assets..............................................        43,525              47,872
                                                               ---------           ---------
                                                               $ 451,062           $ 455,317
                                                               =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long term obligations (Note C).......     $   5,531           $   1,509
  Accounts payable........................................        39,108              33,236
  Accrued liabilities:
     Compensation and related items.......................         5,912               5,076
     Income and other taxes...............................         7,225               7,213
     Rent.................................................         4,071               3,669
     Other................................................         9,611               9,128
                                                               ---------           ---------
          Total current liabilities.......................        71,458              59,831
                                                               ---------           ---------
Long-term obligations -- less current portion (Note C)....       148,489             165,632
Deferred items............................................        13,905               7,873
Commitments and contingencies (Note M)
Shareholders' equity:
  Common stock, no par, 11,494,266 shares at February 2,
     2002 and 11,451,953 shares at February 3, 2001 issued
     and outstanding......................................       242,273             242,049
  Unearned compensation -- restricted stock...............          (302)               (455)
  Deficit.................................................       (19,870)            (18,950)
  Accumulated other comprehensive loss....................        (4,891)               (663)
                                                               ---------           ---------
          Total shareholders' equity......................       217,210             221,981
                                                               ---------           ---------
                                                               $ 451,062           $ 455,317
                                                               =========           =========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            UNEARNED                  ACCUMULATED
                                      COMMON STOCK        COMPENSATION-                  OTHER       COMPREHENSIVE
                                  ---------------------    RESTRICTED                COMPREHENSIVE     EARNINGS/
                                    SHARES      AMOUNT     STOCK, NET     DEFICIT        LOSS           (LOSS)
                                  ----------   --------   -------------   --------   -------------   -------------
                                                               (DOLLARS IN THOUSANDS)
Shareholders' equity -- January
  30, 1999......................  15,898,864   $266,683      $(2,028)     $(27,443)
  Net earnings..................                                            15,228
  Common stock issued...........       8,309        107
  Restricted shares issued......     151,814        853         (853)
  Restricted shares forfeited...      (1,941)       (22)          22
  Shares purchased..............  (1,133,200)    (7,450)
  Amortization of unearned
    compensation................                               1,080
                                  ----------   --------      -------      --------      -------         -------
Shareholders' equity -- January
  29, 2000......................  14,923,846    260,171       (1,779)      (12,215)
  Net loss......................                                            (6,735)                     $(6,735)
  Common stock issued...........      32,021        399
  Restricted shares issued......      42,625        225         (225)
  Restricted shares forfeited...     (84,176)    (1,018)       1,018
  Shares purchased..............  (3,462,363)   (17,728)
  Amortization of unearned
    compensation................                                 531
  Minimum pension liability (net
    of income tax benefit of
    $373).......................                                                        $  (663)           (663)
                                  ----------   --------      -------      --------      -------         -------
Shareholders' equity -- February
  3, 2001.......................  11,451,953    242,049         (455)      (18,950)        (663)        $(7,398)
                                                                                                        =======
  Net loss......................                                              (920)                     $  (920)
  Common stock issued...........      29,900        262
  Restricted shares issued......      88,538        258         (258)
  Restricted shares forfeited...     (76,125)      (234)         234
  Employee stock purchase plan
    other activity..............                    (62)
  Amortization of unearned
    compensation................                                 177
  Minimum pension liability (net
    of income tax benefit of
    $222).......................                                                           (395)           (395)
  Net unrealized loss on
    derivative financial
    instruments (net of income
    tax benefit of $2,156)......                                                         (3,833)         (3,833)
                                  ----------   --------      -------      --------      -------         -------
Shareholders' equity -- February
  2, 2002.......................  11,494,266   $242,273      $  (302)     $(19,870)     $(4,891)        $(5,148)
                                  ==========   ========      =======      ========      =======         =======

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................   $   (920)      $(6,735)      $15,228
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Provision for doubtful accounts.........................      7,748         6,178         3,906
    Deferred income taxes...................................       (202)       (1,901)       (7,748)
    Depreciation and amortization...........................     19,578        16,200        15,229
    Loss (gain) on disposal of assets.......................        (67)          276            28
    Stock-based compensation expense........................        402           676         1,640
    Shoebilee charges.......................................      4,327
    Loss on discontinued operations.........................                                  2,787
    Asset impairment........................................                      281         4,639
    Changes in noncash assets and liabilities:
       (net of amounts acquired)
       Customer accounts receivable.........................     (1,025)         (716)       (3,057)
       Merchandise inventories..............................      2,392        11,298        (1,572)
       Other current assets.................................      2,338        (1,891)         (837)
       Other long-term assets...............................       (734)       (2,549)         (164)
       Net assets of discontinued operations................                                  1,740
       Accounts payable.....................................      6,175        (2,707)      (18,549)
       Accrued liabilities..................................      1,529        (1,422)       (6,685)
                                                               --------       -------       -------
         Net cash provided by operating activities..........     41,541        16,988         6,585
                                                               --------       -------       -------
Cash flows from investing activities:
  Capital expenditures......................................    (19,094)      (23,471)      (17,041)
  Proceeds from sale of property............................        183            10           587
  Proceeds from sale of discontinued operations.............                                  3,000
                                                               --------       -------       -------
         Net cash used in investing activities..............    (18,911)      (23,461)      (13,454)
                                                               --------       -------       -------
Cash flows from financing activities:
  Net borrowings (payments) under asset securitization
    agreement...............................................     (5,363)      (19,855)       12,430
  Net borrowings (payments) on bankers' acceptance and
    revolving lines of credit...............................    (14,188)       47,561         3,279
  Payments on long-term obligations.........................     (3,753)       (1,805)         (951)
  Debt acquisition payments.................................                   (2,098)         (309)
  Common shares purchased...................................                  (17,728)       (7,450)
  Employee stock purchase plan other activity...............        (62)
                                                               --------       -------       -------
         Net cash provided by (used in) financing
           activities.......................................    (23,366)        6,075         6,999
                                                               --------       -------       -------
Increase (decrease) in cash and equivalents.................       (736)         (398)          130
Cash and equivalents:
  Beginning of year.........................................      7,878         8,276         8,146
                                                               --------       -------       -------
  End of year...............................................   $  7,142       $ 7,878       $ 8,276
                                                               ========       =======       =======
Supplemental cash flow information:
  Interest paid.............................................   $ 13,002       $12,954       $11,189
  Income taxes paid.........................................        321           903           778
Supplemental non-cash investing and financing activities:
  Capital leases............................................     10,183         4,024
  Issuance of common shares to satisfy deferred
    compensation............................................        265           399            25
  Receivables acquired in the sale of The Bee-Gee Shoe
    Corp. ..................................................                                  3,600

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

     FISCAL YEAR -- The Company's fiscal year ends on the Saturday nearest January 31. Fiscal year 2001 consists of 52 weeks, fiscal year 2000 consists of 53 weeks, and fiscal year 1999 consists of 52 weeks ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

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

     MERCHANDISE INVENTORIES are valued by the retail method applied on a last-in, first-out (LIFO) basis and are stated at the lower of cost or market. Current cost, which approximates replacement cost under the first-in, first-out
(FIFO) method, is equal to the LIFO value of inventories at February 2, 2002 and February 3, 2001.

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

     ADVERTISING EXPENSE -- The cost of advertising is expensed the first time the advertising takes place. Advertising costs were $23.3 million, $26.8 million and $27.5 million in Fiscal 2001, 2000 and 1999, respectively. The amounts of prepaid advertising at the end of Fiscal 2001, 2000 and 1999 were $0.7 million, $0.6 million and $0.6 million, respectively.

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

     COMPREHENSIVE INCOME is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net earnings (loss) and comprehensive earnings (loss) for fiscal year 2001 related to the change in minimum pension liability and the net unrealized loss on derivative financial instruments associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133. The difference between net earnings (loss) and comprehensive earnings (loss) for fiscal year 2000 relates to the change in minimum pension liability for fiscal year 2000. Comprehensive income equals net income for fiscal 1999.

     ACCOUNTING PRONOUNCEMENTS -- In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations completed after June 30, 2001, and requires the use of purchase accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment at least on an annual basis. The Company will adopt SFAS No. 142 effective February 3, 2002, which will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is in the process of determining if its existing goodwill is impaired. Goodwill impairment, if any, will be recognized in the first quarter of 2002 and will be classified as a cumulative effect of a change in accounting principle. As of February 2, 2002, the Company has net unamortized goodwill of $16 million and amortization expense of $0.9 million, $0.9 million and $0.8 million for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early application encouraged. Management does not believe the adoption of this pronouncement will have a material impact on the financial statements.

B.  CUSTOMER ACCOUNTS RECEIVABLE

     Customer accounts receivable represent finance subsidiary receivables. Interest is charged at an annual rate of 21% to 22%, depending on state law. A rollforward of the Company's allowance for doubtful accounts is as follows:

                                                               YEARS ENDED
                                                 ---------------------------------------
                                                 FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                    2002          2001          2000
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
Balance, beginning of year.....................    $2,478        $2,048        $4,377
Provision......................................     7,748         6,178         3,906
Charge offs, net of recoveries.................    (7,241)       (5,748)       (6,235)
                                                   ------        ------        ------
Balance, end of year...........................    $2,985        $2,478        $2,048
                                                   ======        ======        ======

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

C.  DEBT

     Through a commercial bank lending group, the Company has a three-year Revolving Credit Facility ("Credit Facility"), and through its financing subsidiary, a three-year variable rate securitization loan agreement ("Securitization Facility"), both of which expire May 18, 2003. Outstanding borrowings of $138.3 million on the Credit and Securitization Facilities due May 2003 are classified as long-term liabilities.

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

     Long-term obligations consists of the following:

                                                            FEBRUARY 2,   FEBRUARY 3,
                                                               2002          2001
                                                            -----------   -----------
                                                               (ALL DOLLAR AMOUNTS
                                                                  IN THOUSANDS)
Mortgage note payable (9.75%).............................   $  2,374      $  2,459
Industrial development revenue bond, variable rate based
  on published index of tax-exempt bonds (1.45%)..........      2,600         3,055
Capital lease obligations (6.42% -- 15.95%)...............     10,772         3,802
Credit facility (4.9%)....................................     36,652        50,840
Securitization facility (6.83%)...........................    101,622       106,985
                                                             --------      --------
Total.....................................................    154,020       167,141
Current portion of long-term obligations..................     (5,531)       (1,509)
                                                             --------      --------
Long-term obligations.....................................   $148,489      $165,632
                                                             ========      ========

     Maturities of borrowings are $5,531,000 in 2002, $141,931,000 in 2003,
$1,515,000 in 2004, $2,938,000 in 2005, $205,000 in 2006 and $1,900,000
thereafter.

     Collateral for the industrial development revenue bond, which matures March 2015, and the mortgage note payable, which matures April 2005, is land, buildings, furniture, fixtures and equipment with a net book value of $2.2 million at February 2, 2002.

D.  FINANCIAL INSTRUMENTS

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

     The Company uses derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with interest rate fluctuations. The Company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the Company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. All counterparties are rated A or higher by Moody's and Standard and Poor's, and the Company does not anticipate nonperformance by any of its counterparties.

     Effective February 4, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivative instruments are required to be recorded on the balance sheet as assets or liabilities, measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the income statement when the hedge item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges and financial instruments not designated as hedges are recognized in earnings.

     The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's interest rate swap agreements in the Company's consolidated balance sheet is a $6.0 million liability at February 2, 2002. The estimated fair value of the interest rate swap agreements is a $2.8 million liability and a $1.1 million asset at February 3, 2001 and January 29, 2000, respectively. The Company had outstanding swap agreements with notional amounts totaling $92 million, $100 million and $115 million for the fiscal years ended 2001, 2000 and 1999, respectively. The Company's current swap agreements expire April 2004. These agreements have been matched to the Securitization Facility to reduce the impact of interest rate changes on cash flows.

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

     Minimum annual rentals, for leases having initial or remaining noncancellable lease terms in excess of one year at February 2, 2002, are as follows:

                                                              OPERATING   CAPITAL
                                                               LEASES     LEASES
                                                              ---------   -------
                                                              (ALL DOLLAR AMOUNTS
                                                                 IN THOUSANDS)
FISCAL YEAR
  2002......................................................  $ 25,269    $ 6,484
  2003......................................................    24,120      3,885
  2004......................................................    23,352      1,479
  2005......................................................    22,797        740
  2006......................................................    21,261          5
  Thereafter................................................   172,762
                                                              --------    -------
Minimum lease payments......................................  $289,561     12,593
                                                              ========
Imputed interest............................................               (1,821)
                                                                          -------
Present value of net minimum lease payments.................              $10,772
                                                                          =======

                                                               YEARS ENDED
                                                 ---------------------------------------
                                                 FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                    2002          2001          2000
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
RENT EXPENSE
Operating leases:
  Minimum......................................    $24,817       $25,474       $24,895
  Contingent...................................      1,385         1,763         1,907
                                                   -------       -------       -------
Total rent expense.............................    $26,202       $27,237       $26,802
                                                   =======       =======       =======

     Assets acquired under capital leases are included in the consolidated balance sheets as property, while the related obligations are included in long-term obligations.

                                                            FEBRUARY 2,   FEBRUARY 3,
                                                               2002          2001
                                                            -----------   -----------
                                                               (ALL DOLLAR AMOUNTS
                                                                  IN THOUSANDS)
ASSETS HELD UNDER CAPITAL LEASES
Buildings.................................................    $ 3,442       $3,442
Equipment.................................................     14,442        4,259
Accumulated depreciation and amortization.................     (5,376)      (3,574)
                                                              -------       ------
                                                              $12,508       $4,127
                                                              =======       ======

F.  INCOME TAXES

     Income tax benefit consists of the following:

                                                               YEARS ENDED
                                                 ---------------------------------------
                                                 FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                    2002          2001          2000
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Federal......................................    $    10       $            $    272
  State and local..............................        111            65           471
                                                   -------       -------      --------
                                                       121            65           743
                                                   -------       -------      --------
Deferred:
  Net operating losses and tax credit
     carryforwards.............................      2,228        (4,316)       (1,178)
  Deferred income..............................       (293)        1,024          (268)
  Valuation allowance..........................                                (10,635)
  Other........................................     (2,138)          127         4,333
                                                   -------       -------      --------
                                                      (203)       (3,165)       (7,748)
                                                   -------       -------      --------
Income tax benefit.............................    $   (82)      $(3,100)     $ (7,005)
                                                   =======       =======      ========

     Income statement classifications:

                                                               YEARS ENDED
                                                 ---------------------------------------
                                                 FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                    2002          2001          2000
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Continuing operations........................     $(82)        $(3,151)      $(5,399)
  Discontinued operations......................                       51        (1,606)
                                                    ----         -------       -------
     Total.....................................     $(82)        $(3,100)      $(7,005)
                                                    ====         =======       =======

     The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

                                                 FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                    2002          2001          2000
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
Federal taxes computed at the statutory rate...     $(350)       $(3,442)     $  4,416
State and local taxes..........................       111             65           539
Valuation allowance............................                                (10,635)
Permanent items................................       157            226           281
                                                    -----        -------      --------
Income tax benefit from continuing
  operations...................................     $ (82)       $(3,151)     $ (5,399)
                                                    =====        =======      ========

     Deferred income taxes consist of the following:

                                                            FEBRUARY 2,   FEBRUARY 3,
                                                               2002          2001
                                                            -----------   -----------
                                                               (ALL DOLLAR AMOUNTS
                                                                  IN THOUSANDS)
Deferred tax assets:
  Net operating losses and tax credit carryforwards.......    $24,938       $27,166
  Deferred income.........................................        405           112
  Deferred compensation...................................      1,576         1,593
  Bad debts...............................................      1,045           867
  Net unrealized loss on derivative financial
     instruments..........................................      2,156
  Other...................................................      6,508         7,001
                                                              -------       -------
                                                               36,628        36,739
  Valuation allowance.....................................     (3,829)       (3,829)
                                                              -------       -------
     Total deferred tax assets............................     32,799        32,910
                                                              -------       -------
Deferred tax liabilities..................................     (6,246)       (8,938)
                                                              -------       -------
     Net deferred tax asset...............................    $26,553       $23,972
                                                              =======       =======
Included in the balance sheets:
  Other current assets....................................    $12,329       $10,645
  Other assets............................................     14,224        13,327
                                                              -------       -------
     Net deferred tax assets..............................    $26,553       $23,972
                                                              =======       =======

     Permanent items consist primarily of nondeductible goodwill. The net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets will result in future benefits only if the Company has taxable income in future periods. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance has been recorded for the tax effect of a portion of the future tax deductions and tax credit carryforwards. In the fourth quarter of fiscal 1999, the Company reduced the valuation allowance to reflect the likely future utilization of its deferred tax assets.

     The federal net operating loss carryforward is approximately $63.0 million and is available to reduce federal taxable income through 2020. The tax credit carryforward is approximately $2.9 million, of which $632,000 will expire in 2009 and 2010, and the balance of which is an indefinite carryforward.

G.  EMPLOYEE BENEFIT PLANS

     A defined-contribution employee benefit plan (the "Benefit Plan") covers substantially all employees. The Company may contribute to the Benefit Plan based on a percentage of compensation and on a percentage of earnings before income taxes. Contributions of $1.4 million, $1.1 million, and $1.9 million were recorded in fiscal 2001, 2000 and 1999, respectively, for the Company's match to the Benefit Plan. Eligible employees can make contributions to the Benefit Plan through payroll withholdings of one to fifteen percent of their annual compensation. The Benefit Plan includes an employee stock ownership component.

     Effective February 2, 2002, the Company terminated its Stock Purchase Plan, which provided for its employees to purchase Elder-Beerman common stock at a 15% discount. Employees could make contributions to the Stock Purchase Plan through payroll withholdings of one percent to ten percent of their annual compensation, up to a maximum of $25,000 per year. A total of 625,000 shares of common stock are registered and unissued under the Stock Purchase Plan.

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

     Summary information for the Company's defined-benefit plan is as follows:

                                                            FEBRUARY 2,   FEBRUARY 3,
                                                               2002          2001
                                                            -----------   -----------
                                                               (ALL DOLLAR AMOUNTS
                                                                  IN THOUSANDS)
Change in the projected benefit obligation:
  Projected benefit obligation at beginning of year.......    $(5,008)      $(5,119)
  Interest cost...........................................       (363)         (372)
  Actuarial loss..........................................        (38)         (206)
  Benefits paid...........................................        582           689
                                                              -------       -------
Projected benefit obligation at end of year...............     (4,827)       (5,008)
                                                              -------       -------
Change in the plan assets:
  Fair value of plan assets at beginning of year..........      4,674         5,126
  Actual return (loss) on plan assets.....................       (282)          237
  Employer contributions..................................        150
  Benefits paid...........................................       (582)         (689)
                                                              -------       -------
Fair value of plan assets at end of year..................      3,960         4,674
                                                              -------       -------
Projected benefit obligation in excess of plan assets.....       (867)         (334)
Reconciliation of financial status of plan to amounts
  recorded in the Company's balance sheet -- unrecorded
  effect of net loss arising from differences between
  actuarial assumptions used to determine periodic pension
  expense and actual experience Adjustment for minimum
  pension liability.......................................      1,653         1,036
                                                              -------       -------
Net pension asset.........................................    $   786       $   702
                                                              =======       =======
Amounts recognized in the Company's balance sheets consist
  of:
  Other assets -- pension asset...........................    $   786       $   702
  Other current liabilities...............................     (1,653)       (1,036)
  Other assets -- deferred tax asset......................        595           373
  Accumulated other comprehensive loss....................      1,058           663
Benefit obligation discount rate..........................       7.00%         7.25%

     The components of net pension loss (income) are as follows:

                                                          2001    2000    1999
                                                          -----   -----   -----
                                                           (ALL DOLLAR AMOUNTS
                                                              IN THOUSANDS)
Interest cost on projected benefit obligation...........  $ 363   $ 372   $ 385
Expected return on plan assets..........................   (374)   (422)   (507)
Amortization of unrecorded net loss.....................     76      22
                                                          -----   -----   -----
Net pension loss (income)...............................  $  65   $ (28)  $(122)
                                                          =====   =====   =====

     Plan assets are held in a trust and are invested primarily in equities and fixed income obligations. The expected long-term rate of return on plan assets used in determining net pension loss (income) was 8.0% in 2001 and 2000 and 8.5% in 1999.

H.  EARNINGS PER SHARE

     Net earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted-average number of common shares outstanding during the year. Stock options, restricted shares, deferred shares and warrants outstanding represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. Dilutive potential common shares for Fiscal 2001 and 2000 were 133,457 and 120,790, respectively. There was no dilutive effect of potential common shares in fiscal 2001 and 2000. A reconciliation of the weighted average shares used in the basic and diluted earnings per share calculation is as follows:

                                                 2001         2000         1999
                                              ----------   ----------   ----------
Weighted average common shares
  outstanding -- basic......................  11,320,646   13,598,485   15,371,183
Dilutive potential common shares:
  Warrants..................................
  Stock options.............................                                 2,953
  Restricted shares.........................                                 4,552
  Deferred shares...........................                                63,970
                                              ----------   ----------   ----------
Weighted average shares -- diluted..........  11,320,646   13,598,485   15,442,658
                                              ==========   ==========   ==========

I.  SHAREHOLDERS' EQUITY

     The Company has authorized 25 million no par common shares. In August 2000, the Company's Board of Directors authorized the repurchase of a targeted 3.3 million common shares at an aggregate repurchase price of $20 million through a self-tender. During fiscal 2000, a total of 3.5 million common shares were repurchased for $17.7 million. In August 1999, the Company's Board of Directors authorized a share repurchase program to repurchase up to $24 million in common shares over a two-year period. During fiscal 1999 pursuant to the share repurchase program, a total of 1.1 million common shares were repurchased for $7.4 million. There were 0.9 million shares held in treasury at February 2, 2002.

     The Board of Directors has the authority to issue five million shares of preferred stock. At February 2, 2002, these shares are unissued.

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

J. STOCK-BASED COMPENSATION

     The Equity and Performance Incentive Plan (the "Incentive Plan") authorizes the Company's Board of Directors to grant restricted shares, stock options, appreciation rights, deferred shares, performance shares and performance units. Awards relating to 2,750,000 shares are authorized for issuance under this plan and awards related to 2,261,275 have been issued as of February 2, 2002.

     Officers and key employees have been granted stock options under the Incentive Plan. The options granted have a maximum term of ten years and vest over a period ranging from three to five years. In fiscal 2001, 2000 and 1999, the Company has granted certain discounted stock options, in lieu of directors fees, to outside directors with an exercise price less than the market price of the stock on the grant date.

     The following table summarizes the Company's stock option activity:

                                  2001                    2000                    1999
                          ---------------------   ---------------------   ---------------------
                                      WEIGHTED-               WEIGHTED-               WEIGHTED-
                                       AVERAGE                 AVERAGE                 AVERAGE
                                      EXERCISE                EXERCISE                EXERCISE
                           SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                          ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning
  of year...............  1,850,263     $8.10     1,666,150    $10.81       938,096    $12.53
Granted:
  Discounted............     96,156      2.41        78,763      3.31        30,554      5.39
  Undiscounted..........    353,500      3.02       592,500      3.48       343,000      8.18
  Premium...............                                                    460,000      9.71
Canceled................   (430,046)     7.98      (487,150)    10.97      (105,500)    11.10
                          ---------               ---------               ---------
Outstanding at end of
  year..................  1,869,873     $6.88     1,850,263    $ 8.10     1,666,150    $10.81
                          =========               =========               =========
Exercisable at year
  end...................    927,816     $9.49       556,082    $10.86       346,965    $11.84
                          =========               =========               =========
Weighted-average fair
  value of stock options
  granted during the
  year using the
  Black-Scholes options
  - pricing model:
     Discounted.........                $2.31                  $ 3.50                  $ 5.24
     Undiscounted.......                $2.01                  $ 2.63                  $ 5.55
     Premium............                                                               $ 4.94

                                                        2001      2000      1999
                                                       -------   -------   -------
Weighted-average assumptions used for grants:
  Expected dividend yield............................        0%        0%        0%
  Expected volatility................................       64%       79%       63%
  Risk-free interest rate............................      4.9%      5.5%      6.3%
  Expected life......................................  7 years   7 years   7 years

     Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards was approximately $0.4 million, $ 0.7 million, and $1.6 million in fiscal 2001, 2000, and 1999, respectively. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the Company's net earnings (loss) and diluted earnings (loss) per common share would have been the following pro forma amounts:

                                                       2001        2000        1999
                                                     ---------   ---------   ---------
                                                     (ALL DOLLAR AMOUNTS IN THOUSANDS)
Net earnings (loss):
  As reported......................................   $  (920)    $(6,735)    $15,228
  Pro forma........................................    (1,658)     (7,879)     13,868
Net earnings (loss) per common share -- diluted:
  As reported......................................     (0.08)      (0.50)       0.99
  Pro forma........................................     (0.15)      (0.58)       0.90

     The following table shows various information about stock options outstanding at February 2, 2002:

                                    OPTIONS OUTSTANDING
                          ----------------------------------------   OPTIONS EXERCISABLE
                                         WEIGHTED-                   -------------------
                                          AVERAGE        WEIGHTED-             WEIGHTED-
                                         REMAINING        AVERAGE               AVERAGE
                                        CONTRACTUAL      EXERCISE              EXERCISE
RANGE OF EXERCISE PRICES   SHARES     LIFE (IN YEARS)      PRICE     SHARES      PRICE
------------------------  ---------   ----------------   ---------   -------   ---------
     2.200 -  6.282         985,778         9.1           $ 3.29     203,021    $ 3.67
     6.688 - 10.890         735,941         6.4             9.93     585,641     10.11
    11.200 - 16.735          84,046         7.0            11.56      82,046     11.50
    18.000 - 21.000          64,108         6.1            20.88      57,108     20.92
                          ---------                                  -------
                          1,869,873         7.8           $ 6.88     927,816    $ 9.49
                          =========                                  =======

     The Incentive Plan provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. As of February 2, 2002, 131,212 restricted common shares are issued and outstanding under the plan. There were 88,538 and 42,625 shares awarded under this plan in fiscal 2001 and 2000, respectively. The fair value of the restricted shares awarded was $0.3 million and $0.2 million in fiscal 2001 and 2000, respectively, which is recorded as compensation expense over the three-year vesting period.

     The Incentive Plan also provides for certain employees to elect to defer a portion of their compensation through the purchase of deferred shares. Each deferred share represents an employee's right to a share of the Company's common stock. As of February 2, 2002, 26,192 deferred shares are outstanding.

K.  DISCONTINUED OPERATIONS

     During fiscal 1999, the Company sold its wholly-owned subsidiary, The Bee-Gee Shoe Corp. ("Bee-Gee") to B-G Shoe Acquisition Corp., a predecessor of Shoebilee, Inc. ("Shoebilee").

     The following are the components of discontinued operations:

                                                                2000       1999
                                                                ----       ----
                                                              (ALL DOLLAR AMOUNTS
                                                                 IN THOUSANDS)
Loss from operations of shoe division (net of income tax
  benefit of $257)..........................................    $        $  (447)
Gain (loss) on sale of shoe division, including loss on
  operations during phase-out period of $564 in fiscal 1999
  (net of income tax expense (benefit) of $51 and ($1,349)
  in fiscal years 2000 and 1999, respectively)..............     89       (2,340)
                                                                ---      -------
                                                                $89      $(2,787)
                                                                ===      =======

L.  ASSET IMPAIRMENT AND OTHER EXPENSES

     During fiscal 1999, the Company sold substantially all of the assets of Bee-Gee to Shoebilee. On October 29, 2001, the Company was informed that Shoebilee was in default under its lending agreement with its working capital lender. Shoebilee is also in default under the loan documents governing the amount Shoebilee owes the Company for the purchase of the Bee-Gee assets, as well as under an agreement pursuant to which the Company provides back office support services to Shoebilee (collectively, the "Company Agreements"). On December 21, 2001, Shoebilee filed for Chapter 11 bankruptcy protection. As a result of Shoebilee's default on the Company's agreements and bankruptcy filing, the Company recorded a pre-tax charge of $4.3 million in selling, general, administrative and other expenses. In addition, the Company has recorded a liability of $0.1 million at February 2, 2002, for guaranteed lease obligations of two Shoebilee, Inc. stores.

     Effective December 31, 2001 (the "Retirement Date"), Frederick J. Mershad retired as Chairman, President, and Chief Executive Officer of the Company and resigned from the Board of Directors. The Company entered into a Separation and Retirement Agreement (the "Separation Agreement") with Mr. Mershad. The Separation Agreement superceded Mr. Mershad's employment agreement. Pursuant to the terms of the Separation Agreement, until the Retirement Date, Mr. Mershad was entitled to his current base salary and benefits that would have been payable pursuant to the terms of his Employment Agreement. After the Retirement Date, the Company will pay Mr. Mershad (i) his current base salary of $660,000 per year for the period beginning with the Retirement Date and ending on December 31, 2004 (the "Retirement Period") and (ii) his bonus (if any) earned in 2001. During the Retirement Period, Mr. Mershad is also entitled to medical benefits equivalent to those provided to him prior to the Retirement Date and the automobile benefit that he received prior to the Retirement Date. Mr. Mershad's options to purchase shares of common stock and restricted shares that are unvested as of the Retirement Date were forfeited. During fiscal 2001, the Company recorded pre-tax expense of $3.3 million for severance costs and expenses recorded for the search of a new chief executive in selling, general, administrative and other expenses. The liability of $2.2 million remaining at February 2, 2002 for severance and benefits is payable in 2002, 2003 and 2004.

     During fiscal 2000, the Company recorded a pretax charge of $15.9 million associated with the Company's new strategic plan announced in August 2000. The charges included $12.1 million for inventory costs included in cost of goods sold, occupancy and buying expenses and $3.8 million for severance costs and outside professional fees and expenses included in selling, general, administrative and other expenses. The severance costs related to the termination of 137 salaried and hourly employees, all of who left the Company before February 3, 2001. The liability of $0.5 million remaining at February 2, 2002 is expected to be paid during fiscal 2002. Also in fiscal 2000, the Company recorded an asset impairment of $0.3 million in selling, general, administrative and other expenses for the value of the closed Wheeling store building. The Company determined the fair value of the building based on a real estate assessment.

     In fiscal 1999, the Company recorded an asset impairment of $4.6 million in selling, general, administrative and other expenses as the result of adverse changes in the operations of a cooperative buying group in which the Company held an investment. The Company determined the fair value of its investment based on an analysis of the expected future cash flows. The asset impairment recorded reflects the write-down of the carrying amount of the investment in the cooperative buying group to its estimated fair value. During 2001 and 2000, income of $0.6 million and $0.7 million, respectively, was recorded in selling, general, administrative and other expenses related to proceeds received upon the disbanding of the cooperative buying group in which the Company held an investment.

     The following is a summary related to the asset impairment and other expenses:

                                                          2001     2000     1999
                                                          -----    -----    ----
                                                          (ALL DOLLAR AMOUNTS IN
                                                                MILLIONS)
Asset impairment -- investment..........................  $(0.6)   $(0.7)   $4.6
                                                          =====    =====    ====
Asset impairment -- Wheeling store......................  $        $ 0.3    $
                                                          =====    =====    ====
Inventory costs.........................................  $        $12.1    $
                                                          =====    =====    ====
SEVERANCE AND OTHER COSTS:
Balance at beginning of year............................  $ 1.0    $        $
Charge recorded.........................................             3.8
Used for intended purpose...............................   (0.5)    (2.8)
                                                          -----    -----    ----
Balance at year end.....................................  $ 0.5    $ 1.0    $
                                                          =====    =====    ====
EXECUTIVE RETIREMENT AND OTHER COSTS:
Charge recorded.........................................  $ 3.3
Used for intended purpose...............................   (1.1)
                                                          -----    -----    ----
Balance at year end.....................................  $ 2.2    $        $
                                                          =====    =====    ====
Shoebilee charges.......................................  $ 4.3    $        $
                                                          =====    =====    ====

M.  COMMITMENTS AND CONTINGENCIES

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

     LETTERS OF CREDIT -- The Company is required to maintain certain standby letters of credit. These letters of credit will only be drawn on if the Company is unable to make certain payments. The Company also utilizes import letters of credit for the payment of imported merchandise.

N.  SEGMENT REPORTING

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

Pennsylvania, Wisconsin, Kentucky, and West Virginia. Net sales by major merchandising category in the Department Store segment are as follows:

                                                    2001        2000        1999
                                                  ---------   ---------   ---------
                                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)
MERCHANDISE CATEGORY
Women's Ready to Wear...........................  $211,123    $212,169    $209,821
Accessories, Shoes and Cosmetics................   156,481     156,854     149,337
Men's and Children's............................   141,954     150,933     148,175
Home Store......................................   133,494     136,208     130,464
                                                  --------    --------    --------
Total department store..........................  $643,052    $656,164    $637,797
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

     The following table sets forth information for each of the Company's segments:

                                                    2001        2000        1999
                                                  ---------   ---------   ---------
                                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)
DEPARTMENT STORE
Revenues........................................  $646,243    $659,468    $641,250
Depreciation and amortization...................    19,133      15,677      14,724
Operating profit (loss)(1)......................      (912)      2,229       2,557
Capital expenditures............................    19,047      23,459      16,615
Total assets....................................   338,389     339,446     318,242

                                                    2001        2000        1999
                                                  ---------   ---------   ---------
                                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)
FINANCE OPERATIONS
Revenues(2).....................................   $36,595     $37,560     $34,802
Depreciation and amortization...................       445         523         505
Operating profit(1).............................    21,191      23,892      24,064
Capital expenditures............................        47          12         426
Total assets....................................   112,673     115,871     135,926

---------------

(1) Total segment operating profit is reconciled to earnings (loss) before income tax benefit and discontinued operations as follows:

                                                    2001        2000        1999
                                                  ---------   ---------   ---------
                                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)
Segment operating profit........................  $ 20,279    $ 26,121    $ 26,621
Chief executive officer retirement..............    (3,259)
Shoebilee charges...............................    (4,327)
Strategic plan costs............................               (15,903)
Store closing costs.............................                (6,059)
Interest expense................................   (13,574)    (13,014)    (10,927)
Reorganization and other........................      (121)     (1,120)     (3,078)
                                                  --------    --------    --------
                                                  $ (1,002)   $ (9,975)   $ 12,616
                                                  ========    ========    ========

---------------

(2) Finance Operations segment revenues is reconciled to reported financing revenues as follows:

                                                    2001        2000        1999
                                                  ---------   ---------   ---------
                                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)
Segment revenues................................   $36,595     $37,560     $34,802
Intersegment operating charge eliminated........    (9,322)     (9,398)     (8,678)
                                                   -------     -------     -------
                                                   $27,273     $28,162     $26,124
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

            NAME              AGE                        POSITION
            ----              ---                        --------
Byron L. Bergren............  55    President, Chief Executive Officer and Director
Steven C. Mason.............  65    Chairman of the Board
Scott J. Davido.............  40    Executive Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
John S. Lupo................  55    Executive Vice President, Merchandising and
                                    Marketing
James M. Zamberlan..........  55    Executive Vice President, Stores
Steven D. Lipton............  51    Senior Vice President, Controller
Mark F.C. Berner............  48    Director
Dennis Bookshester..........  62    Director
Eugene I. Davis.............  46    Director
Charles Macaluso............  58    Director
Thomas J. Noonan, Jr. ......  62    Director
Laura H. Pomerantz..........  54    Director
Jack A. Staph...............  56    Director
Charles H. Turner...........  45    Director

     Byron L. Bergren has served as President, Chief Executive Officer and as a Director since February 2002. Prior to this time, Mr. Bergren served as Chairman of the Southern Division of Belk Stores, Inc. ("Belk") from 1999 to 2002. Prior to that he served as Managing Partner of the Belk Lindsey division of Belk from 1992 to 1999; Senior Vice President Corporate Sales Promotion and Marketing of Belk from 1991 to 1992; and Senior Vice President, Merchandising and Marketing of the Belk Charlotte division from 1988 to 1991.

     Steven C. Mason has served as a Director of Elder-Beerman since 1997. He was appointed interim President effective January 1, 2002, and served in this role until Mr. Bergren's appointment as President. Mr. Mason was also appointed as non-executive Chairman of the Board in January 2002. Mr. Mason retired from The Mead Corp., a forest products company, in November 1997. Prior to retirement, Mr. Mason served as Chairman of the Board and Chief Executive Officer of The Mead Corp. from April 1992 to November 1997. Mr. Mason also currently serves as a Director of PPG Industries, Inc. and Convergys.

     Scott J. Davido has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary since March 1999 and served as Senior Vice President, General Counsel and Secretary of Elder-Beerman from January 1998 through March 1999. Prior to this time, Mr. Davido was a partner with Jones, Day, Reavis & Pogue, a law firm, since December 1996, and was employed as an associate with the firm since September 1987. Mr. Davido also currently serves as a Director of Stage Stores, Inc. and Granite National Bank.

     John S. Lupo has served as Executive Vice President, Merchandising and Marketing since August 2001. Prior to this time Mr. Lupo served as a principal of Renaissance Partners, LC, a management consulting firm, from January 2000 to July 2001. Mr. Lupo served as an Executive Vice President at Bassett Furniture Industries from December 1998 to December 1999. Mr. Lupo also served as Chief Operating Officer of the Wal-Mart International division of Wal-Mart Stores, Inc. ("Wal-Mart") from 1996 to 1998, and as Senior Vice President and General Merchandise Manager of Wal-Mart from 1990-1996. Mr. Lupo currently serves as a Director of Rayovac Corporation.

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

     Mark F.C. Berner has served as a Director of Elder-Beerman since September 2000. Mr. Berner is Managing Partner of SDG Resources, L.P., an oil and gas investment fund. From 1996 to 1999, he was a private investment consultant in New York. In 1995, Mr. Berner served as Senior Vice President and Counsel for Turnberry Capital Management, L.P., a private equity fund. His prior position was as a Director of the First Boston Special Situations Fund, a private investment partnership. Mr. Berner also currently serves as a Director of ThinkSheet, Inc., and served as a Director of Renaissance Technologies from 1997 through March 2000.

     Dennis Bookshester has served as a Director of Elder-Beerman since December 1999. Mr. Bookshester serves as the President and Chief Executive Officer of Fruit of the Loom, a garment manufacturer that filed for protection under chapter 11 of the United States Bankruptcy Code in December 1999. He also currently serves as a Director of Fruit of the Loom and Playboy Enterprises.

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

     Thomas J. Noonan, Jr. has served as a Director of Elder-Beerman since 1997. Mr. Noonan is the Chief Executive Officer of The Coppergate Group ("Coppergate"), a financial investment and management company, and has served in this capacity since May 1996. Prior to that, he served as a Managing Director of Coppergate from April 1993 through May 1996. He also serves as the Chairman, President and Chief Executive Officer of Intrenet, Inc. ("Intrenet"), a truckload carrier service provider that filed for protection under chapter 11 of the United States Bankruptcy Code in January 2001, and is currently being liquidated. Mr. Noonan has served in his current position at Intrenet since January 2001. He has been a Director of Intrenet since 1991 and was named Chairman in December 2000.

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

     Laura H. Pomerantz has served as a Director of Elder-Beerman since 1998. Mrs. Pomerantz currently serves as President of LHP Consulting & Management, a real estate consulting firm, and has served in this capacity since 1995. Mrs. Pomerantz is also currently associated with PBS Realty Advisors, LLC as a Principal. Mrs. Pomerantz was also associated with Newmark Real Estate Co., Inc., a commercial real estate company, as Senior Managing Director from August 1996 to September 2001. Prior thereto, Mrs. Pomerantz served as Senior Managing Director of S.L. Green Real Estate Company, a commercial real estate company, from August 1995 to July 1996, and was affiliated with Koeppel Tenor Real Estate Services, Inc., a commercial real estate company, from March 1995 through July 1995. Prior to this time, Mrs. Pomerantz served as Executive Vice President and a Director of the Leslie Fay Companies, Inc. ("Leslie Fay"), from January 1993 to November 1994, and as Senior Vice President and Vice President of Leslie Fay from 1986 through 1992.

     Jack A. Staph has served as a Director of Elder-Beerman since 1997. Mr. Staph is currently a consultant, lawyer and private investor. He also serves as President of Cleveland Marathon, Inc., and Vice President and Treasurer of Bernadette's Travel, Inc. Mr. Staph has also served in an unrestricted advisory capacity to CVS Corp. since June 1997. Prior to this time, Mr. Staph served as Senior Vice President, Secretary, and General Counsel of Revco D.S., Inc., a retail pharmacy company, from October 1972 to August 1997.

     Charles H. Turner has served as a Director of Elder-Beerman since September 2000. Mr. Turner is Senior Vice President of Finance and Chief Financial Officer and Treasurer of Pier 1 Imports, Inc., ("Pier 1"), and has served in this capacity since August 1999. Mr. Turner served as Pier 1's Senior Vice President of Stores from July 1994 through August 1999 and served as Controller and Principal Accounting Officer of Pier 1 from January 1992 through August 1994.

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

     Except as disclosed in the following sentences, based upon its review of such forms received by Elder-Beerman and written representations from the directors and executive officers that no other reports were required, Elder-Beerman is unaware of any instances of noncompliance, or late compliance, with such filings by its directors, executive officers or 10 percent shareholders. Annual Statements of Changes in Beneficial Ownership on Form 5 for the following individuals were filed on March 27, 2002, nine days after the March 18, 2002 deadline: Mark F.C. Berner, Dennis S. Bookshester, Scott J. Davido, Eugene I. Davis, Steven D. Lipton, Charles Macaluso, Steven C. Mason, Thomas J. Noonan, Jr., Laura H. Pomerantz, Jack A. Staph, Charles H. Turner and James M. Zamberlan. In addition, Annual Statements of Changes in Beneficial Ownership on Form 5 were not filed for the fiscal year ended February 3, 2001 for Thomas J. Noonan, Jr. and Laura H. Pomerantz. Changes for that year are reflected in the most recent filing. No open market purchases or sales were reflected in those filings.

ITEM 11.  EXECUTIVE COMPENSATION

  Summary Compensation Table

     The table below shows the before-tax compensation for the years shown for Elder-Beerman's Chief Executive Officer and the four next highest paid executive officers (the "Named Executive Officers") at the end of fiscal year 2001.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                    --------------------------------   ---------------------------------------------
                                                                               AWARDS                  PAYOUTS
                                                                       -----------------------   -------------------
                                                                                    SECURITIES                ALL
                                                           OTHER       RESTRICTED   UNDERLYING               OTHER
                                                           ANNUAL        STOCK       OPTIONS/     LTIP      COMPEN-
                                    SALARY     BONUS      COMPEN-       AWARD(S)       SARS      PAYOUTS    SATION
NAME AND PRINCIPAL POSITION  YEAR     ($)       ($)     SATION($)(4)      ($)          (#)         ($)     ($)(7)(8)
---------------------------  ----   -------   -------   ------------   ----------   ----------   -------   ---------
Byron L. Bergren(1)--        2001                                       142,500       250,000
  President and Chief        2000
  Executive Officer          1999

Frederick J. Mershad(2)--    2001   639,992                                                                  65,993(9)
  Former Chairman,           2000   671,539                                           100,000(6)              9,705
  President and Chief        1999   600,000                             581,250(5)    300,000(6)              7,665
  Executive Officer

Scott J. Davido --           2001   292,199                                                                   3,816
  Executive Vice President   2000   261,923    37,295                    29,690        30,000                 4,236
  Chief Financial Officer,   1999   217,596    36,000      60,550        45,625        25,000                   382
  Treasurer and Secretary

John S. Lupo(3) --           2001   212,200
  Executive Vice President   2000
  Merchandising & Marketing  1999

James M. Zamberlan --        2001   364,046                                                                   3,558
  Executive Vice President   2000   351,346     9,703                                  30,000                 4,359
  Stores                     1999   309,808    53,156                    29,690        20,000                 2,712

Steven D. Lipton--           2001   220,821                                                                   6,480
  Sr. Vice President         2000   203,538    43,315                    11,876        15,000                 6,660
  Controller                 1999   180,115    35,830                                  10,000                 5,801

---------------

(1) Mr. Bergren was elected as President and Chief Executive Officer of the Company, effective February 11, 2002. As part of his employment contract, Mr. Bergren was issued options and shares of restricted stock upon the execution of his employment agreement, which occurred during the Company's 2001 fiscal year.

(2) Mr. Mershad retired from the Company on December 31, 2001.

(3) Mr. Lupo joined the Company in August 2001.

(4) Moving expense reimbursement.

(5) This restricted share grant was cancelled on December 31, 2001 pursuant to the terms of the restricted share agreement.

(6) Mr. Mershad's unvested option grants were cancelled on December 31, 2001, pursuant to the terms of the option agreements. He has a total of 420,201 options at prices ranging from $3.125 to $21.00 that will cancel if unexercised by December 31, 2002.

(7) Includes life insurance premium payments paid by the Company in 2001 in the following amounts: Mr. Mershad $2,640, Mr. Zamberlan $3,558, Mr. Davido $3,276, and Mr. Lipton $2,430.

(8) Includes matching contributions paid by the Company in 2001 under the Company's Retirement Savings Plan in the following amounts: Mr. Mershad $2,430, Mr. Davido $540 and Mr. Lipton $4,050.

(9) Includes severance payments of $60,923 pursuant to the separation agreement entered into by the Company and Mr. Mershad.

STOCK OPTION/SAR GRANTS

     The following table sets forth information concerning stock option grants made to the Named Executive Officers during fiscal year 2001 pursuant to the Company's Equity and Performance Incentive Plan (the "Plan").

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                    POTENTIAL REALIZABLE
                                             INDIVIDUAL GRANTS                              VALUE
                          -------------------------------------------------------     AT ASSUMED ANNUAL
                                           PERCENT OF                                       RATE
                            NUMBER OF        TOTAL                                     OF STOCK PRICE
                           SECURITIES     OPTIONS/SARS                                  APPRECIATION
                           UNDERLYING      GRANTED TO     EXERCISE                     FOR OPTION TERM
                          OPTIONS/SARS    EMPLOYEES IN     OF BASE     EXPIRATION   ---------------------
NAME                      GRANTED(#)(1)   FISCAL YEAR    PRICE($/SH)      DATE       5%($)       10%($)
----                      -------------   ------------   -----------   ----------   --------   ----------
Byron L. Bergren........     250,000         70.72          2.85        01/23/12    448,087    1,135,541

---------------
(1) Options vest annually in one-third increments beginning one year from date of grant.

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information about stock options exercised during fiscal year 2001 by the Named Executive Officers and the fiscal year-end value of unexercised options held by the Named Executive Officers. All of such options were granted under the Plan.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                        OPTIONS/SARS HELD AT          OPTIONS/SARS HELD AT
                              SHARES       VALUE         FEBRUARY 2, 2002(#)         FEBRUARY 2, 2002($)(1)
                           ACQUIRED ON    REALIZED   ---------------------------   ---------------------------
NAME                       EXERCISE (#)     ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       ------------   --------   -----------   -------------   -----------   -------------
Byron L. Bergren.........       0          $0.00             0        250,000         $0.00          $0.00
Frederick J.
  Mershad(2).............       0          $0.00       420,201              0         $0.00          $0.00
Scott J. Davido..........       0          $0.00        32,800         43,200         $0.00          $0.00
James M. Zamberlan.......       0          $0.00        71,800         54,200         $0.00          $0.00
Steven D. Lipton.........       0          $0.00        23,800         22,200         $0.00          $0.00

---------------
(1) Based on the closing price on NASDAQ of the Company's Common Stock on February 2, 2002 (the last trading day in fiscal year 2001) of $2.70.

(2) Mr. Mershad's options will expire on December 31, 2002 if he does not exercise them before that date pursuant to the terms of the option agreements.

EMPLOYMENT AND SEVERANCE AGREEMENTS WITH CERTAIN OFFICERS

     The Company has entered into employment agreements with Byron L. Bergren, President and Chief Executive Officer, Frederick J. Mershad, who retired as Chairman, President and Chief Executive Officer, John A. Muskovich, who departed as President and Chief Operating Officer and the other executive officers as described below (the "Employment Agreements").

     Mr. Bergren's Employment Agreement sets forth (a) Mr. Bergren's compensation and benefits, subject to increases at the discretion of the Board of Directors; (b) the Company's right to terminate Mr. Bergren for "cause" (as defined in the Employment Agreement) or otherwise; (c) the amounts to be paid by the Company in the event of Mr. Bergren's termination, death or disability while rendering services; (d) Mr. Bergren's duty of strict confidence and to refrain from conflicts of interest; (e) Mr. Bergren's obligations not to compete for the term of the agreement plus one year unless the Company terminates Mr. Bergren other than for cause or Mr. Bergren terminates his employment at any time following a "change in control" (as defined in the Employment Agreement); and
(f) Mr. Bergren's right to receive severance payments. In general, the Employment Agreement provides that if Mr. Bergren is terminated for any reason, other than for cause, by reason of death or disability or following a change in control, he will receive payments equal to the remaining base salary that would have been paid to him by the Company for the longer of one year or the remaining term of his Employment Agreement, provided that he signs a release of any claims he may have against the Company arising from his employment. If Mr. Bergren is terminated within two years of a change in control without cause or for "good reason" (as defined in the Employment Agreement), he will receive a severance payment equal to 2.99 times the Internal Revenue Code "base amount" as described in Section 280G of the Internal Revenue Code (provided that he signs a release of any claims he may have against the Company arising from his employment) and his options to purchase shares of Common Stock and restricted shares that are unvested as of the date of the change in control will automatically vest. A tax gross-up on excise taxes also will be paid if the severance pay exceeds the limits imposed by the Internal Revenue Code.

     Mr. Mershad, the Company's former Chairman, President and Chief Executive Officer, retired from the Company effective December 31, 2001. Prior to his retirement, the Company entered into a Separation and Retirement Agreement (the "Separation Agreement") with Mr. Mershad. The Separation Agreement superceded Mr. Mershad's Employment Agreement and sets forth the payments and benefits Mr. Mershad is entitled to (i) from the date of the Separation Agreement until his retirement as Chairman, President and Chief Executive Officer and resignation as a Director on December 31, 2001 (the "Retirement Date") and (ii) following the Retirement Date. Pursuant to the terms of the Separation Agreement, until the Retirement Date, Mr. Mershad was entitled to his current base salary and benefits that would have been payable pursuant to the terms of his Employment Agreement. After the Retirement Date, the Company will pay to Mr. Mershad (i) his current base salary for the period beginning with the Retirement Date and ending on December 31, 2004 (the "Retirement Period") and (ii) his bonus (if any) earned in 2001. During the Retirement Period, Mr. Mershad is also entitled to medical benefits equivalent to those provided to him prior to the Retirement Date and the automobile benefit that he received prior to the Retirement Date. After the Retirement Period, Mr. Mershad shall be entitled to purchase medical and dental coverage until March 1, 2008 at the rate provided for in the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended. After the Retirement Date, Mr. Mershad will be entitled to the employee discount made available to other retired employees and any post-retirement eligibility for benefits provided for under the Company's 401(k) Plan. Mr. Mershad's options to purchase shares of Common Stock and restricted shares that were unvested as of the Retirement Date were forfeited. The options and restricted shares that were vested as of the Retirement Date are subject to the stock option agreements and restricted share agreements entered into by the Company and Mr. Mershad in connection with the grant of such options and restricted shares. The option agreements provide that Mr. Mershad has one year from the Retirement Date to exercise the options that were vested on the Retirement Date. The Company will pay all of the legal fees and costs incurred by Mr. Mershad in connection with any enforcement or defense of his rights under the Separation Agreement.

     Mr. Muskovich, the former President and Chief Operating Officer of the Company, was terminated by the Company on June 30, 2000. Pursuant to the terms of Mr. Muskovich's Employment Agreement, the Company was required to give Mr. Muskovich notice six months prior to December 30, 2000 if the Company elected not to renew his Employment Agreement. The Company gave Mr. Muskovich notice on June 29, 2000 that the Company would terminate his Employment Agreement and his employment. Pursuant to the terms of his Employment Agreement, Mr. Muskovich will receive payments equal to the remaining base salary that would have been paid to him by the Company under the remaining term of his Employment Agreement, which expires on December 30, 2002. In 2001, the Company paid $467,500 to Mr. Muskovich under the terms of his Employment Agreement.

     The Company has also entered into Employment Agreements that include severance pay provisions with each of Messrs. Zamberlan, Davido and Charles P. Shaffer, Senior Vice President and General Merchandise Manager. These Employment Agreements set forth (a) the executive's compensation and benefits, subject to review at the discretion of the Board of Directors, (b) the Company's right to terminate the executive for cause or otherwise; (c) the amounts to be paid by the Company in the event of the executive's termination, death or disability while rendering services;
(d) the executive's duty of strict confidence and to refrain from conflicts of interest; (e) the executive's obligations not to compete for the term of the agreement plus one year unless the executive terminated his employment for good reason or the employer terminates the executive other than for cause; and (f) the executive's right to receive severance payments if he (i) is terminated within two years of a change in control without cause, (ii) voluntarily terminates for defined good reasons within two years of a change of control,
(iii) terminates his employment for any reason, or without reason, during the thirty-day period immediately following the first anniversary of a change in control, or (iv) is terminated in connection with but prior to a change in control and termination occurs following the commencement of any discussions with any third party that ultimately results in a change in control. Specifically, under the Employment Agreements, the amount of any severance payment by the Company in the circumstances outlined in clause (e) in the preceding sentence will be the greater of 2.99 times the Internal Revenue Code "base amount" as described in Section 280G of the Internal Revenue Code or two times his most recent base salary and bonus. Severance payments made under the Employment Agreements will reduce any amounts that would be payable under any other severance plan or program, including the Company's severance pay plan. A tax gross-up on excise taxes also will be paid if the severance pay exceeds the limit imposed by the Internal Revenue Code. In addition, the executive will continue to be eligible for health benefits, perquisites, and fringe benefits generally made available to senior executives for two years following his termination, unless the executive waives such coverage, fails to pay any amount required to maintain such coverage, or obtains new employment providing substantially similar benefits. Mr. Shaffer's Employment Agreement expired on August 22, 2001 and the Company did not elect to renew it.

     Messrs. Zamberlan's and Davido's Employment Agreements also provide for the executive's (or his estate's) right to receive severance payments (i) if he is terminated by the Company at any time without cause and (ii) upon his death. The amount of such severance will be equal to (i) the executive's base salary in effect at the time of termination, payable (i) for the longer of one year or
(ii) through the remaining term of the Employment Agreement, (ii) any bonus paid on or prior to the termination date and (iii) payment for any of the executive's accrued, unused vacation days on or prior to the termination date.

     The Company has also entered into an Employment Agreement that includes severance pay provisions with Mr. Lipton. Mr. Lipton's Employment Agreement sets forth (a) his compensation and benefits, subject to review at the discretion of the Board of Directors, (b) the Company's right to terminate him for cause or otherwise; (c) the amounts to be paid by the Company in the event of his termination, death or disability while rendering services; (d) his duty of strict confidence and to refrain from conflicts of interest; (e) his obligations not to compete for the term of the agreement plus one year unless he terminated his employment for good reason or the employer terminates him other than for cause; and (f) his right to receive severance payments if he (i) is terminated within two years of a change in control without cause, (ii) voluntarily terminates for defined good reasons within two years of a change of control,
(iii) terminates his employment for any reason, or without reason, during the thirty-day period immediately following the first anniversary of a change in control, or (iv) is terminated in connection with but prior to a change in control and termination occurs following the commencement of any discussions with any third party that ultimately results in a change in control. Specifically, under the Mr. Lipton's Employment Agreement, the amount of any severance payment by the Company will be 1.5 times his most recent base salary and bonus. Severance payments made under Mr. Lipton's Employment Agreement will reduce any amounts that would be payable under any other severance plan or program, including the Company's severance pay plan. A tax gross-up on excise taxes also will be paid if the severance pay exceeds the limit imposed by the Internal Revenue Code. In addition, Mr. Lipton will continue to be eligible for health benefits, perquisites, and fringe benefits generally made available to executives for eighteen months following his termination, unless Mr. Lipton waives such coverage, fails to pay any amount required to maintain such coverage, or obtains new employment providing substantially similar benefits. Mr. Lipton's Employment Agreement also provides for him (or his estate's) right to receive severance payments (i) if he is terminated by the Company at any time without cause and (ii) upon his death. The amount of such severance will be equal to (i) Mr. Lipton's base salary in effect at the time of termination, payable (i) for the longer of one year or (ii) through the remaining term of the Employment Agreement, (ii) any bonus paid on or prior to the termination date and (iii) payment for any of Mr. Lipton's accrued, unused vacation days on or prior to the termination date.

     The Company has also entered into an agreement with Renaissance Partners, LLP regarding John Lupo's service as Executive Vice President, Merchandising and Marketing. Mr. Lupo's agreement provides for his compensation, termination of the agreement by the parties thereto and Mr. Lupo's right to receive success fees upon any termination of the agreement.

     The Company has also entered into Indemnification Agreements with each current member of the Board of Directors as well as each of the Company's executive officers, except for Mr. Bergren and Mr. Lupo. These agreements provide that, to the extent permitted by Ohio law, the Company will indemnify the director or officer against all expenses, costs, liabilities and losses (including attorneys' fees, judgments, fines or settlements) incurred or suffered by the director or officer in connection with any suit in which the director or officer is a party or is otherwise involved as a result of the individual's service as a member of the Board of Directors or as an officer so long as the individual's conduct that gave rise to such liability meets certain prescribed standards.

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

     The Company's executive compensation is comprised primarily of (i) salaries, (ii) annual cash incentive bonuses and (iii) long-term incentive compensation in the form of stock options, deferred shares and restricted shares granted under the Plan. The Committee reviews market data and assesses the Company's competitive position for each of these three components. To assist in benchmarking the competitiveness of its compensation programs, the Committee periodically retains a third-party consultant to compile an executive compensation survey for comparably sized retail companies. Because the Committee believes that compensation in the retail industry is more directly tied to the size of enterprise than the type of retail business, these surveys also include comparably sized retailers outside of the department store business. Each of the components of executive compensation is discussed below.

COMPONENTS OF COMPENSATION

  Base Salary

     Base salaries for Company executives were initially established in each of the executive's employment agreements. The Committee reviews base salaries annually and makes adjustments on the basis of the performance of both the individual executive and the Company, the executive's level of responsibility in the Company, the executive's importance to the Company and the general level of executive compensation in the retail industry. The base salaries and increases in the base salaries of the Company's executive officers (other than the Chief Executive Officer) are reviewed and approved by the Committee after considering recommendations made by the Chief Executive Officer in light of the criteria discussed above.

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

     The deferred shares and restricted shares are granted to executives in accordance with the Company's Equity and Performance Incentive Plan (the "Plan").

     - 2001 Bonus Objectives

     For bonus eligible executives below the level of Senior Vice President, annual bonuses for 2001 were based on meeting weighted objectives for corporate operating profit and financial goals in the applicable executive's area of responsibility. For Senior Vice Presidents, Executive Vice Presidents and the Chief Executive Officer (the "Senior Bonus Level Executives"), annual bonuses for Fiscal 2001 were based solely on meeting a corporate operating profit goal.

     For 2001, the Company did not achieve the target award level established for operating profit and therefore, the Company did not pay any amounts for this component of bonuses. As a result, the Senior Bonus Level Executives did not earn any bonus for Fiscal 2001. Many executives also failed to achieve any of their respective area of responsibility or individual performance goals, which resulted in these executives earning no bonus. Thirty-seven lower level executives were able to achieve some or all of their respective area of responsibility and individual performance goals, which resulted in these executives earning in total between approximately 8% and 72% of each executive's respective target bonus amounts.

  Long-Term Incentive Awards

     - Stock Options, Deferred Shares and Restricted Shares

     The Committee administers the Plan, which provides for long-term incentives to executive officers in the form of stock options, deferred shares and restricted shares. The awards of stock options, deferred shares and restricted shares provide compensation to executives only if shareholder value increases. To determine the number of stock options, deferred shares and restricted shares awarded, the Committee periodically reviews a survey prepared by a third-party consultant of awards made to individuals in comparable positions at other retail companies and the executive's past performance, as well as the number of long-term incentive awards previously granted to the executive. The deferred shares and restricted shares are subject to the terms and conditions described above.

COMPENSATION OF CHIEF EXECUTIVE OFFICER DURING 2001

     The base salary and increases in the base salary of the Chief Executive Officer are reviewed annually and approved by the Committee and the nonemployee members of the Board of Directors after review of the Chief Executive Officer's performance against predetermined performance criteria set by the nonemployee Directors. Mr. Mershad's base salary was not adjusted in Fiscal 2001.

  2001 Base Salary and Annual Bonus

     Mr. Mershad's annual base salary was $660,000. Mr. Mershad was also eligible in Fiscal 2001 for an annual bonus of up to 50% of his base salary. Mr. Mershad's bonus is determined in the same manner described above for the executive officers. For fiscal year 2001, Mr. Mershad received no bonus because the Company failed to meet its bonus threshold corporate operating profit.

     On December 5, 2000, pursuant to the Plan, the Committee granted Mr. Mershad options to purchase 100,000 shares of Common Stock. The exercise price of the options is equal to the closing price of the Common Stock on the date of grant. The options will vest in 20,000 share increments on each of the first through fifth anniversaries of the date of grant. On Mr. Mershad's retirement date, 20,000 of the options were vested and the remaining 80,000 were unvested and forfeited. Mr. Mershad has until December 31, 2002 to exercise the 20,000 vested options, as well as 400,201 options granted in prior years.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Under Section 162(m) of the Internal Revenue Code, the Company is precluded from deducting compensation in excess of $1 million per year paid to each of the Named Executive Officers. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. The Plan is designed to permit (but not require) the Committee to grant awards that will qualify as performance-based compensation that is excluded from the limitation in Section 162(m). The Committee believes that Section 162(m) should not cause the Company to be denied a deduction for Fiscal 2001 compensation paid to the Named Executive Officers. The Committee will work to structure components of its executive compensation package to achieve maximum deductibility under Section 162(m) while at the same time considering the goals of its executive compensation policies.

     The foregoing is the report of the Compensation Committee of the Board of Directors.

                                           Mark F.C. Berner
                                           Steven C. Mason
                                           Jack A. Staph

COMPENSATION OF ELDER-BEERMAN'S DIRECTORS

     Directors who are employees of Elder-Beerman do not receive any separate fees or other remuneration for serving as a director or a member of any Committee of the Board. For fiscal year 2001, nonemployee directors were paid an annual retainer of $20,000 for their service on the Board of Directors. Nonemployee directors may elect to take their annual retainer as cash or in the form of discounted stock options. At the beginning of each fiscal year, nonemployee directors also receive an annual grant of restricted shares with a market value of $10,000 on the date of grant. When first joining the board, a nonemployee director also receives an initial grant of 1,300 restricted shares and options to purchase 7,000 shares of Common Stock. Nonemployee committee chairpersons are paid an additional $5,000 fee for their services on their respective committees. Nonemployee directors are also each paid a meeting fee of $1,500 for each board meeting attended, plus $500 for each committee meeting attended, other than members of the Executive Committee, which has the fee structure described in the next paragraph.

     During Fiscal 2001, after the announcement of Mr. Mershad's retirement, the Board of Directors charged the Executive Committee with additional duties regarding the search for a new Chief Executive Officer and President and general oversight of the Company's business and financial position pending the naming of a new Chief Executive Officer and President. As a result of these increased responsibilities, compensation for members of the Executive Committee, all of whom are nonemployee directors, was changed in September 2001 to the following schedule: in person meetings, $2,500; telephonic meetings, $1,000; and independent work conducted at the request of the Executive Committee, $300 per hour.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Except as noted in the following sentence, none of the members of the Compensation Committee was or ever has been an officer or employee of Elder-Beerman or engaged in transactions with Elder-Beerman (other than in his capacity as a director). During Mr. Mason's tenure as interim President from January 1, 2002 until Mr. Bergren's appointment as President on February 11, 2002, Mr. Mason remained on the Compensation Committee. During this time, the Compensation Committee neither met nor acted on any matters. None of Elder-Beerman's executive officers serves as a director or member of the compensation committee of another entity, one of whose executive officers serves as a member of the Compensation Committee or a director of Elder-Beerman.

STOCK PRICE PERFORMANCE

     The following graph depicts the value of $100 invested in Elder-Beerman stock beginning February 17, 1998, through February 2, 2002, fiscal year end. Comparisons are made to:

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

                              [ELDER-BEERMAN LINE GRAPH]

                                                                  REGIONAL
                                                        S&P      DEPT STORE
                                                     SMALLCAP    PEER GROUP
QUARTER-END                                          600 INDEX     INDEX      EBSC
-----------                                          ---------   ----------   ----
February 17, 1998..................................     100         100        100
May 2, 1998........................................     107         118        165
August 1, 1998.....................................      93         112        140
October 31, 1998...................................      84          64         71
January 30, 1999...................................      93          70         54
May 1, 1999........................................      91          61         51
July 31, 1999......................................      97          68         37
October 30, 1999...................................      93          64         41
January 29, 2000...................................     103          46         30
April 29, 2000.....................................     109          44         28
July 29, 2000......................................     106          42         26
October 28, 2000...................................     110          32         24
February 3, 2001...................................     120          36         18
May 5, 2001........................................     117          33         19
August 4, 2001.....................................     121          27         24
November 3, 2001...................................     109          24         18
February 2, 2002...................................     123          20         16

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's Common Stock is the only outstanding class of voting securities. The following table sets forth information regarding ownership of the Company's Common Stock as of April 19, 2002 (except as otherwise noted) by:
(a) each person who owns beneficially more than 5% of Common Stock of the Company to the extent known to management, (b) each executive officer and director of the Company, and (c) all directors and executive officers as a group. Except as noted, all information with respect to beneficial ownership has been furnished by each director or officer or is based on filings with the Securities and Exchange Commission.

                                                             AMOUNT AND NATURE
                                                               OF BENEFICIAL      PERCENT
BENEFICIAL OWNER                                               OWNERSHIP(1)       OF CLASS
----------------                                             -----------------    --------
Snyder Capital Management, Inc. ...........................      2,874,700(2)       24.9%
  350 California Street, Suite 1460
  San Francisco, CA 94104..................................
PPM America, Inc. .........................................      1,966,868(3)      17.06%
  225 West Wacker Drive, Suite 1200
  Chicago, IL 60606
Dimensional Fund Advisors Inc..............................        620,200(4)       5.38%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Byron L. Bergren...........................................         55,200             *
Mark F.C. Berner...........................................         11,474(5)          *
Dennis S. Bookshester......................................         33,474(5)          *
Eugene I. Davis............................................         11,474(5)          *
Charles Macaluso...........................................         60,576(5)          *
Steven C. Mason............................................         76,165(5)          *
Thomas J. Noonan, Jr. .....................................         36,564(5)          *
Laura H. Pomerantz.........................................         28,929(5)          *
Jack A. Staph..............................................         47,735(5)          *
Charles H. Turner..........................................         31,519(5)          *
James M. Zamberlan.........................................         98,866(5)          *
Scott J. Davido............................................         52,148(5)          *
Steven D. Lipton...........................................         33,035(5)          *
------------------------------------------------------------------------------------------
All directors and executive officers as a group:...........        534,086          4.63%

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

(2) Snyder Capital Management, Inc. ("SCMI") is the general partner of Snyder Capital Management, L.P. ("SCMLP"), a registered investment advisor. SCMI and SCMLP reported the beneficial ownership (as of April 11, 2002) of such shares in a Form 13G dated April 12, 2002.

(3) PPM America, Inc. ("PPM"), a registered investment advisor, reported the beneficial ownership (as of December 31, 2001) of such shares in a Form 13f dated February 14, 2001. All such shares are held in portfolios of PPM America Special Investments Fund, L.P. ("SIF I") and PPM America Special Investments CBO II, L.P. ("CBO II"). PPM serves as investment advisor to both SIF I and CBO II. PPM, PPM America CBO II Management Company (general partner of CBO II) and PPM American Fund Management GP, Inc. (general partner of SIF I) disclaim beneficial ownership of all such shares.

(4) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, reported the beneficial ownership of such shares in a Schedule 13G filed on February 12, 2002. All such shares are owned by investment companies, trusts or separate accounts (the "Funds"). Dimensional is an investment advisor or manager to all of the Funds and possesses voting and/or investment power over the shares. Dimensional disclaims beneficial ownership of all shares.

(5) These amounts include shares of Common Stock that the following persons had a right to acquire within 60 days after April 19, 2002.

                                                               STOCK OPTIONS
                                                                EXERCISABLE
NAME                                                          BY JUNE 18, 2002
----                                                          ----------------
Mr. Berner..................................................        2,334
Mr. Bookshester.............................................       22,790
Mr. Davis...................................................        2,334
Mr. Macaluso................................................       49,892
Mr. Mason...................................................       64,655
Mr. Noonan..................................................       25,054
Ms. Pomerantz...............................................       13,419
Mr. Staph...................................................       35,825
Mr. Turner..................................................       18,379
Mr. Zamberlan...............................................       78,800
Mr. Davido..................................................       37,800
Mr. Lipton..................................................       25,800

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements as of February 2, 2002 and
  February 3, 2001 and for each of the three fiscal years in the period ended February 2, 2002:
  Statements of Operations
  Balance Sheets
  Statements of Shareholders' Equity
  Statements of Cash Flows
  Notes to Consolidated Financial Statements

     (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the consolidated financial statements, are not required under the related instructions, or are inapplicable, and therefore have been omitted.

     (a)(3) The following Exhibits are included in this Annual Report on Form 10-K:

    2(a)         Third Amended Joint Plan of Reorganization of The
                 Elder-Beerman Stores Corp. and its Subsidiaries dated
                 November 17, 1997 (previously filed as Exhibit 2 to the
                 Company's Form 10 filed on November 26, 1997 (the "Form
                 10"), and incorporated herein by reference)
    2(b)         Agreement and Plan of Merger by and Among The Elder-Beerman
                 Stores Corp., The Elder-Beerman Acquisition Corp., Stone &
                 Thomas and G. Ogden Nutting and Wilbur S. Jones, Jr., as
                 Representatives dated June 18, 1998 (previously filed as
                 Exhibit 2(b) to the Company's Registration Statement on Form
                 S-1 (File No. 333-57447) (the "Form S-1") and incorporated herein by reference)
    2(c) First Amendment to Agreement and Plan of Merger, dated as of July 27, 1998, By and Among Stone & Thomas, The
                 Elder-Beerman Stores Corp., The Elder-Beerman Acquisition
                 Corp. and G. Ogden Nutting and Wilbur S. Jones, Jr., as
                 Representatives dated as of July 27, 1998 (previously filed as Exhibit 2(c) to the Form S-1 and incorporated herein by reference)
    3(a)         Amended Articles of Incorporation of The Elder-Beerman
                 Stores Corp. (previously filed as Exhibit 3(a) to the Form
                 10-K filed on April 30, 1998 (the "1997 Form 10-K"), and incorporated herein by reference)

    3(b)         Certificate of Amendment By Shareholders to the Articles of
                 Incorporation of The Elder-Beerman Stores Corp. (previously filed as Exhibit 3(b) to the Company's Form 10-Q for the
                 quarterly period ended October 28, 2000 ("2000 3rd Quarter
                 10-Q") and incorporated herein by reference)
    3(c)         Amended Code of Regulations (previously filed as Exhibit
                 3(c) to the 2000 3rd Quarter 10-Q and incorporated herein by reference)
    4(a)         Stock Certificate for Common Stock (previously filed as
                 Exhibit 4(a) to the Company's Form 10/A-1 filed on January
                 23, 1998 (the "Form 10/A-1") and incorporated herein by
                 reference)
    4(b)         Form of Registration Rights Agreement (previously filed as
                 Exhibit 4(b) to the Form 10 and incorporated herein by
                 reference)
    4(c)         Rights Agreement, By and Between The Elder-Beerman Stores
                 Corp. and Norwest Bank Minnesota, N.A., as Rights Agent
                 dated as of December 30, 1997 (the "Rights Agreement")
                 (previously filed as Exhibit 4.1 to the Company's
                 Registration Statement on Form 8-A filed on November 17,
                 1998 (the "Form 8-A") and incorporated herein by reference)
    4(d)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                 and The Elder-Beerman Stores Corp. for 249,809 of the
                 outstanding shares of common stock at an exercise price of
                 $12.80 per share dated December 30, 1997 (previously filed as Exhibit 4(d) to the 1997 Form 10-K and incorporated
                 herein by reference)
    4(e)         Warrant Agreement by and Between Beerman-Peal Holdings, Inc.
                 and The Elder-Beerman Stores Corp. for 374,713 of the
                 outstanding shares of common stock at an exercise price of
                 $14.80 per share dated December 30, 1997 (previously filed as Exhibit 4(e) to the 1997 Form 10-K and incorporated
                 herein by reference)
    4(f)         Amendment No. 1 to the Rights Agreement, dated as of
                 November 11, 1998 (previously filed as Exhibit 4.2 to the
                 Form 8-A and incorporated herein by reference)
    10(a)(i)     Elder-Beerman Master Trust Pooling and Servicing Agreement,
                 dated December 30, 1997, Among The El-Bee Receivables
                 Corporation, The El-Bee Chargit Corp. and Bankers Trust
                 Company (previously filed as Exhibit 10(a)(i) to the Form
                 10/A-1 and incorporated herein by reference)
    10(a)(ii)    Elder-Beerman Master Trust Series 1997-1 Supplement, dated
                 December 30, 1997, Among The El-Bee Receivables Corporation,
                 The El-Bee Chargit Corp. and Bankers Trust Company
                 (previously filed as Exhibit 10(a)(ii) to the Form 10/A-1
                 and incorporated herein by reference)
    10(a)(iii)   Series 1997-1 Certificate Purchase Agreement, dated December
                 30, 1997, Among The El-Bee Receivables Corporation,
                 Corporate Receivables Corporation, The Liquidity Providers
                 Named Herein, CitiCorp North American, Inc. and Bankers
                 Trust Company, as Trustee, (previously filed as Exhibit
                 10(a)(iii) to the Form 10/A-1 and incorporated herein by
                 reference)
    10(a)(iv)    Elder-Beerman Master Trust Series 1997-1 Loan Agreement,
                 dated as of December 30, 1997, Among The El-Bee Receivables
                 Corporation, The El-Bee Chargit Corp., Bankers Trust
                 Company, The Collateral Investors Parties Hereto and
                 CitiCorp North America, Inc. (previously filed as Exhibit
                 10(a)(iv) to the Form 10/A-1 and incorporated herein by
                 reference)
    10(a)(v)     Intercreditor Agreement dated as of December 30, 1997, By
                 and Among Citicorp North America, Inc., The El-Bee
                 Receivables Corporation, The El-Bee Chargit Corporation, The
                 Elder-Beerman Stores Corp., Bankers Trust Company and
                 Citicorp USA, Inc. (previously filed as Exhibit 10(a)(v) to the Form 10/A-1 and incorporated herein by reference)

    10(a)(vi)    Parent Undertaking Agreement dated as of December 30, 1997,
                 Among The Elder-Beerman Stores Corp. and Bankers Trust
                 Company (previously filed as Exhibit 10(a)(vi) to the Form
                 10/A-1 and incorporated herein by reference)
    10(a)(vii)   Purchase Agreement, dated as of December 30, 1997, Among The
                 El-Bee Chargit Corp., and The El-Bee Receivables
                 Corporation, (previously filed as Exhibit 10(a)(vii) to the
                 Form 10/A-1 and incorporated herein by reference)
    10(a)(viii)  Purchase Agreement, dated as of December 30, 1997, Among The
                 Elder-Beerman Stores Corp., as Seller, and The El-Bee
                 Chargit Corp., (previously filed as Exhibit 10(a)(viii) to the Form 10/A-1 and incorporated herein by reference)
    10(a)(ix)    The El-Bee Receivables Corporation Subordinated Note Between
                 The El-Bee Receivables Corporation and The El-Bee Chargit
                 Corp., dated December 30, 1997 (previously filed as Exhibit
                 10(a)(ix) to the Form 10/A-1 and incorporated herein by
                 reference)
    10(b)(i)     Borrower Pledge Agreement, dated December 30, 1997, Made by
                 The Elder-Beerman Stores Corp. to Citibank, N.A.,
                 (previously filed as Exhibit 10(b)(ii) to the Form 10/A-1
                 and incorporated herein by reference)
    10(b)(ii)    Chargit Pledge Agreement, dated December 30, 1997, Made By
                 The El-Bee Chargit Corp. to Citibank, N.A., (previously
                 filed as Exhibit 10(b)(iii) to the Form 10/A-1 and
                 incorporated herein by reference)
    10(b)(iii)   Subsidiary Guaranty, dated December 30, 1997, Made by The
                 El-Bee Chargit Corp., (previously filed as Exhibit 10(b)(v)
                 to the Form 10/A-1 and incorporated herein by reference)
    10(b)(iv)    Subsidiary Guaranty, dated December 30, 1997, Made by The
                 Bee-Gee Shoe Corp., (previously filed as Exhibit 10(b)(vi)
                 to the Form 10/A-1 and incorporated herein by reference)
    10(b)(v)     Letter Agreement, dated December 30, 1997, Re: Assignment of
                 Account By and Among The Elder-Beerman Stores Corp.,
                 CitiCorp USA, Inc., and Bankers Trust Company, (previously filed as Exhibit 10(b)(viii) to the Form 10/A-1 and
                 incorporated herein by reference)
    10(c)        Form of Employment Agreement for Senior Vice Presidents
                 between The Elder-Beerman Stores Corp. and the Executive
                 Named therein (previously filed as Exhibit 10(c) to the Form
                 10 and incorporated herein by reference)*
    10(d)        Form of Employment Agreement for Executive Vice Presidents
                 between The Elder-Beerman Stores Corp. and the Executive
                 Named therein (previously filed as Exhibit 10(d) to the Form
                 10 and incorporated herein by reference)*
    10(f)        Form of Director Indemnification Agreement made by and
                 between The Elder Beerman Stores Corp. and a director of the
                 Company (previously filed as Exhibit 10(f) to the Form 10
                 and incorporated herein by reference)*
    10(g)        Form of Officer Indemnification Agreement (previously filed as Exhibit 10(g) to the Form 10 and incorporated herein by reference)*
    10(h)        Form of Director and Officer Indemnification Agreement made by and between The Elder-Beerman Stores Corp. and a director and an officer of the Company (previously filed as Exhibit
                 10(h) to the Form 10 and incorporated herein by reference)*
    10(i)        The Elder-Beerman Stores Corp. Equity and Performance
                 Incentive Plan, as amended and restated as of September 21,
                 2000 (previously filed as Annex A to the Company's Proxy
                 Statement dated August 21, 2000 and incorporated herein by reference)*
    10(j)        Form of Restricted Stock Agreement for Non-Employee Director
                 (previously filed as Exhibit 10(j) to the Form 10 and
                 incorporated herein by reference)*

    10(k)        Form of Restricted Stock Agreement (previously filed as
                 Exhibit 10(k) to the Form 10 and incorporated herein by reference)*
    10(l)        Form of Deferred Shares Agreement (previously filed as
                 Exhibit 10(l) to the Form 10 and incorporated herein by reference)*
    10(m)        Form of Nonqualified Stock Option Agreement for Non-Employee
                 Director (previously filed as Exhibit 10(m) to the Form 10 and incorporated herein by reference)*
    10(n) Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10(n) to the Form 10 and incorporated herein by reference)*
    10(o)        Comprehensive Settlement Agreement, dated as of December 30,
                 1997, By and Among The Debtors, The ESOP and the ESOP
                 Committee and the Shareholders of The Elder-Beerman Stores
                 Corp., (previously filed as Exhibit 10(p) to the 1997 Form
                 10-K and incorporated herein by reference)
    10(p)        Tax Indemnification Agreement Made and Entered into By and
                 Among The Elder-Beerman Stores Corp., the Direct and
                 Indirect Subsidiaries of Elder-Beerman, Beerman-Peal
                 Holdings, Inc., The Beerman-Peal Corporation, Beerman
                 Investments, Inc., The Beerman Corporation and The
                 Individuals, Partnerships and Trusts named Therein dated as of December 15, 1997 (previously filed as Exhibit 10(q) to the Form 10 and incorporated herein by reference)
    10(q)        Tax Sharing Agreement Made and Entered into By and Among The
                 Elder-Beerman Stores Corp., The Bee-Gee Shoe Corp. and The
                 El-Bee Chargit Corp. dated as of December 30, 1997
                 (previously filed as Exhibit 10(r) to the Form 10 and incorporated herein by reference)
    10(r)        Employment Agreement, dated December 30, 1997, Between The
                 Elder-Beerman Stores Corp. and John A. Muskovich,
                 (previously filed as Exhibit 10(s) to the 1997 Form 10-K and incorporated herein by reference)*
    10(s)        Amended and Restated Employment Agreement, dated as of
                 December 30, 1997, Between The Elder-Beerman Stores Corp.
                 and James M. Zamberlan, (previously filed as Exhibit 10(u) to the Company's Form 10-K for the year ended January 30, 1999 (the "1998 Form 10-K") and incorporated herein by reference)*
    10(t)        Employment Agreement, dated as of December 30, 1997, Between
                 The Elder-Beerman Stores Corp. and Scott J. Davido,
                 (previously filed as Exhibit 10(v) to the 1998 Form 10-K and incorporated herein by reference)*
    10(u)        Amended and Restated Employment Agreement, dated March 15,
                 1999, Between The Elder-Beerman Stores Corp. and Scott J.
                 Davido, (previously filed as Exhibit 10(w) to the 1998 Form
                 10-K and incorporated herein by reference)*
    10(v)        Employment Agreement Between The Elder-Beerman Stores Corp.
                 and Steven D. Lipton, dated December 30, 1997 (previously filed as Exhibit 10(x) to the 1998 Form 10-K and incorporated herein by reference)*
    10(w)        Amended and Restated Security Agreement, dated July 27,
                 1998, Made By The Elder-Beerman Stores Corp., Elder-Beerman
                 West Virginia, Inc., The El-Bee Chargit Corp., and The
                 Bee-Gee Shoe Corp. in favor of CitiCorp USA, Inc.,
                 (previously filed as Exhibit 10(b)(iv) to the Form S-1 and incorporated herein by reference)
    10(x)        Elder-Beerman West Virginia, Inc. Guaranty, dated July 27,
                 1998, Made by Elder-Beerman West Virginia, Inc. in favor of the Guaranteed Parties (previously filed as Exhibit
                 10(b)(vii) to the Form S-1 and incorporated herein by reference)

    10(y)        Amendment No. 1 to The Elder-Beerman Master Trust Series
                 1997-1 Supplement, dated as of November 25, 1998, Among The
                 El-Bee Receivables Corporation, The El-Bee Chargit Corp. and
                 Bankers Trust Company (previously filed as Exhibit 10(ee) to the Company's Form 10-K for the year ended January 29, 2000
                 (the "1999 Form 10-K") and incorporated herein by reference)
    10(z)        Amendment No. 2 to The Elder-Beerman Master Trust Series
                 1997-1 Supplement, dated as of November 24, 1999, Among The
                 El-Bee Receivables Corporation, The El-Bee Chargit Corp. and
                 Bankers Trust Company (previously filed as Exhibit 10(ff) to the 1999 Form 10-K and incorporated herein by reference)
    10(aa)       Amendment No. 1 to The Series 1997-1 Certificate Purchase
                 Agreement, dated as of November 25, 1998, Among The El-Bee
                 Receivables Corporation, Corporate Receivables Corporation,
                 The Liquidity Providers Named Therein, Citicorp North
                 America Inc. and Bankers Trust Company (previously filed as
                 Exhibit 10(ii) to the 1999 Form 10-K and incorporated herein by reference)
    10(bb)       Guaranty, dated December 30, 1999, Made by Elder-Beerman
                 Holdings, Inc., Elder-Beerman Operations, LLC and
                 Elder-Beerman Indiana, L.P., (previously filed as Exhibit
                 10(jj) to the 1999 Form 10-K and incorporated herein by reference)
    10(cc) Amendment No. 1 to The Elder-Beerman Master Trust Pooling and Servicing Agreement, dated as of May 19, 2000, among The
                 El-Bee Receivables Corporation, The El-Bee Chargit Corp. and
                 Bankers Trust Company (previously filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended April
                 29, 2000 (the "2000 1st Quarter 10-Q" and incorporated hereby by reference)
    10(dd) Elder-Beerman Master Trust Series 2000-1 Supplement, dated as of May 19, 2000, among the El-Bee Receivables
                 Corporation, as Transferor, The El-Bee Chargit Corp., as
                 Servicer, and Bankers Trust Company, as Trustee (previously filed as Exhibit 10(b) to the 2000 1st Quarter 10-Q and incorporated herein by reference)
    10(ee)       Series 2000-1 Certificate Purchase Agreement, dated May 19,
                 2000, among the El-Bee Receivables Corporation, as Seller, the Conduit Purchasers Named Therein, the Committed
                 Purchasers Named Therein, the Managing Agents Named Therein,
                 Citicorp North America, Inc., as Program Agent for the
                 Purchasers and Bankers Trust Company, as Trustee (previously filed as Exhibit 10(c) to the 2000 1st Quarter 10-Q and incorporated herein by reference)
    10(ff)       Intercreditor Agreement, dated May 19, 2000, among Citicorp
                 North America, Inc., as Program Agent, The El-Bee
                 Receivables Corporation, as Transferor, The El-Bee Chargit
                 Corp., as Originator and Servicer, The Elder-Beerman Stores
                 Corp., as Borrower and Originator, Bankers Trust Company, as
                 Trustee and Citicorp USA, Inc., as Bank Agent (previously filed as Exhibit 10(d) to the 2000 1st Quarter 10-Q and incorporated herein by reference)
    10(gg)       Amended and Restated Credit Agreement, dated as of May 19,
                 2000, among The Elder-Beerman Stores Corp., as Borrower and the Lenders Party Thereto, Citibank, N.A., as Issuer and
                 Citicorp USA, Inc., as Agent and Swing Loan Bank (previously filed as Exhibit 10(e) to the 2000 1st Quarter 10-Q and incorporated herein by reference)
    10(hh)       Form of Amended and Restated Revolving Credit Note
                 (previously filed as Exhibit 10(f) to the 2000 1st Quarter
                 10-Q and incorporated herein by reference)
    10(ii)       Separation and Retirement Agreement, dated as of September
                 4, 2001, by and between The Elder-Beerman Stores Corp. and
                 Frederick J. Mershad (previously filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended
                 August 4, 2001 and incorporated herein by reference)*

    10(jj)       Modification Agreement, dated June 15, 2001, between The
                 Elder-Beerman Stores Corp. and Scott J. Davido (previously filed as Exhibit 10(a) to the Company's Form 10-Q for the
                 quarterly period ended November 3, 2001 ("2001 3rd Quarter
                 10-Q") and incorporated herein by reference)*
    10(kk)       Modification Agreement, dated June 15, 2001, between The
                 Elder-Beerman Stores Corp. and Steven D. Lipton (previously filed as Exhibit 10(b) to the 2001 3rd Quarter 10-Q and
                 incorporated herein by reference)*
    10(ll)       Modification Agreement, dated June 15, 2001, between The
                 Elder-Beerman Stores Corp. and James M. Zamberlan
                 (previously filed as Exhibit 10(c) to the 2001 3rd Quarter
                 10-Q and incorporated herein by reference)*
    10(mm)       Employment Agreement, dated January 23, 2002, by and between the Company and Byron Bergren*
    10(nn)       Consulting Agreement, dated August 1, 2001 between the
                 Company and Renaissance Partners, L.C.*
    21           Subsidiaries of the Company
    23           Independent Auditors' Consent
    24           Powers of Attorney

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the three-months ended February 2, 2002.

(c) The response to this portion of Item 14 is included in Section 14(a)(3) of this Annual Report on Form 10-K.

     * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(d) Financial Statement Schedules

    All financial statement schedules are included in the consolidated financial statements herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of April, 2002.

                                       THE ELDER-BEERMAN STORES CORP.

                                       By: /s/      SCOTT J. DAVIDO
                                          --------------------------------------
                                                     Scott J. Davido
                                             Executive Vice President, Chief
                                                    Financial Officer,
                                                 Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on April 12, 2002.

                       SIGNATURE                                           TITLE
                       ---------                                           -----



                           *                              Chief Executive Officer, Director
--------------------------------------------------------    (Principal Executive Officer)
                     Byron Bergren




                           *                              Executive Vice President, Chief
--------------------------------------------------------    Financial Officer, Treasurer and
                    Scott J. Davido                         Secretary (Principal Financial
                                                            Officer)




                           *                              Senior Vice President, Controller
--------------------------------------------------------    (Principal Accounting Officer)
                    Steven D. Lipton




                           *                              Director
--------------------------------------------------------
                   Mark F. C. Berner




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




                           *                              Director
--------------------------------------------------------
                    Eugene I. Davis




                           *                              Director
--------------------------------------------------------
                    Charles Macaluso




                           *                              Director
--------------------------------------------------------
                    Steven C. Mason

                       SIGNATURE                                           TITLE
                       ---------                                           -----





                           *                              Director
--------------------------------------------------------
                  Thomas J. Noonan, Jr




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

Dated: April 19, 2002                  By: /s/      SCOTT J. DAVIDO
                                          --------------------------------------
                                                     Scott J. Davido
                                                     Attorney-in-Fact