Form 10-Q
period 2002-05-04
ELDER BEERMAN STORES CORP
filed 2002-06-13
CIK 32020

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

For quarterly period ended May 4, 2002

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
     (State or other jurisdiction of          (I.R.S. employer identification no.)
       incorporation or organization)




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

     As of June 13, 2002 11,528,587 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of May 4, 2002
          (Unaudited) and as of February 2, 2002......................    1
          Condensed Consolidated Statements of Operations for the 13
          weeks ended May 4, 2002 and May 5, 2001 (Unaudited).........    2
          Condensed Consolidated Statements of Cash Flows for the 13
          weeks ended May 4, 2002 and May 5, 2001 (Unaudited).........    3
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................    4
ITEM 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............    9
ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   11

PART II   OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................   12
ITEM 2.   Changes in Securities and Use of Proceeds...................   12
ITEM 3.   Defaults Upon Senior Securities.............................   12
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   12
ITEM 5.   Other Information...........................................   12
ITEM 6.   Exhibits and Reports on Form 8-K............................   13

SIGNATURES............................................................   14

EXHIBIT INDEX.........................................................   15

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                              MAY 4, 2002    FEB. 2, 2002
                                                              -----------    ------------
ASSETS
Current assets:
  Cash and equivalents......................................   $  7,532        $  7,142
  Customer accounts receivable (less allowance for doubtful
     accounts: May 4, 2002 -- $2,677; February 2,
     2002 -- $2,985)........................................    123,973         129,121
  Merchandise inventories...................................    150,562         151,761
  Other current assets......................................     21,215          21,435
                                                               --------        --------
          Total current assets..............................    303,282         309,459
                                                               --------        --------
Property, fixtures and equipment, less accumulated
  depreciation and amortization.............................     98,833          98,078
Goodwill....................................................         --          16,012
Other Assets................................................     25,263          27,513
                                                               --------        --------
          Total assets......................................   $427,378        $451,062
                                                               ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................   $  7,329        $  5,531
  Accounts payable..........................................     39,548          39,108
  Other accrued liabilities.................................     24,812          26,819
                                                               --------        --------
          Total current liabilities.........................     71,689          71,458
                                                               --------        --------
Long-term obligations, less current portion.................    141,112         148,489
Deferred items..............................................     14,379          13,905
Shareholders' equity:
  Common stock, no par, 11,531,554 shares at May 4, 2002 and
     11,494,266 shares at February 2, 2002 issued and
     outstanding............................................    242,373         242,273
  Unearned compensation -- restricted stock.................       (338)           (302)
  Deficit...................................................    (37,411)        (19,870)
  Other comprehensive loss..................................     (4,426)         (4,891)
                                                               --------        --------
          Total shareholders' equity........................    200,198         217,210
                                                               --------        --------
          Total liabilities and shareholders' equity........   $427,378        $451,062
                                                               ========        ========

See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED   13-WEEKS ENDED
                                                               MAY 4, 2002      MAY 5, 2001
                                                              --------------   --------------
Revenues:
  Net sales.................................................   $   141,166      $   139,494
  Financing.................................................         7,158            7,149
  Other.....................................................           688              704
                                                               -----------      -----------
          Total revenues....................................       149,012          147,347
                                                               -----------      -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................       105,145           99,105
  Selling, general, administrative, and other expenses......        41,495           40,543
  Depreciation and amortization.............................         4,971            4,693
  Interest expense..........................................         2,840            3,337
                                                               -----------      -----------
          Total costs and expenses..........................       154,451          147,678
                                                               -----------      -----------
Loss before income tax benefit..............................        (5,439)            (331)
Income tax benefit..........................................        (1,958)            (119)
                                                               -----------      -----------
Loss before cumulative effect of a change in accounting
  principle.................................................        (3,481)            (212)
Cumulative effect of a change in accounting principle.......       (14,060)              --
                                                               -----------      -----------
Net loss....................................................   $   (17,541)     $      (212)
                                                               ===========      ===========
Net loss per common share -- basic and diluted
Loss before cumulative effect of a change in accounting
  principle.................................................   $     (0.31)     $     (0.02)
Cumulative effect of a change in accounting principle.......         (1.23)              --
                                                               -----------      -----------
Net loss....................................................   $     (1.54)     $     (0.02)
Weighted average number of shares outstanding...............    11,369,834       11,314,851

See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              13-WEEKS ENDED   13-WEEKS ENDED
                                                               MAY 4, 2002      MAY 5, 2001
                                                              --------------   --------------
Cash flows from operating activities:
  Net loss..................................................     $(17,541)        $  (212)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................        4,971           4,693
     Cumulative effect of a change in accounting
       principle............................................       14,060              --
     Asset impairment.......................................        1,037              --
     Changes in assets and liabilities......................        5,761          (4,144)
                                                                 --------         -------
       Net cash provided by operating activities............        8,288             337
Cash flows from investing activities:
  Capital expenditures, net.................................       (2,604)         (3,669)
  Proceeds from the disposal of investments.................          326              --
                                                                 --------         -------
       Net cash used in investing activities................       (2,278)         (3,669)
Cash flows from financing activities:
  Net payments under asset securitization agreement.........       (5,493)         (5,044)
  Net borrowings under revolving lines of credit............       (1,652)          9,616
  Payments on long-term obligations.........................       (1,933)           (369)
  Issuance of an installment note...........................        3,464              --
  Other.....................................................           (6)            (62)
                                                                 --------         -------
       Net cash provided by (used in) financing
          activities........................................       (5,620)          4,141
                                                                 --------         -------
Increase in cash and equivalents............................          390             809
Cash and equivalents -- beginning of period.................        7,142           7,878
                                                                 --------         -------
Cash and equivalents -- end of period.......................     $  7,532         $ 8,687
                                                                 ========         =======
Supplemental cash flow information:
  Interest paid.............................................     $  3,104         $ 2,623
Supplemental non-cash investing and financing activities:
  Capital leases............................................           35           3,244

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements include accounts of The Elder-Beerman Stores Corp. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the Company has made all adjustments (primarily consisting of normal recurring accruals and the cumulative effect of a change in accounting principle discussed in note 6) considered necessary for a fair presentation for all periods presented.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

2. PER SHARE AMOUNTS

   Net earnings (loss) per common share is computed by dividing net earnings
   (loss) by the weighted-average number of common shares outstanding during the period presented. Stock options, restricted shares, deferred shares, and warrants outstanding represent potential common shares and are included in computing diluted earnings per share when the effect would be dilutive. Dilutive potential common shares for the 13 weeks ended May 4, 2002 and May 5, 2001 was 68,188 and 75,268, respectively. There was no dilutive effect of potential common shares for the periods presented.

3. STOCK-BASED COMPENSATION

   During the first quarter of 2002, a total of 6,000 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over five years.

   The Plan also provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. There were 33,966 restricted shares awarded under the Plan during the first quarter of 2002. The fair market value of the restricted shares is being amortized over the three-year vesting period.

   Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the first quarter of 2002 a total of 26,416 stock options, with an exercise price of $1.99, were granted under this plan. These options vest on February 3, 2003.

4. SHAREHOLDERS' EQUITY

   The comprehensive loss for the 13 weeks ended May 4, 2002 and May 5, 2001, was $17.1 million and $2.7 million, respectively. The difference between net loss and comprehensive loss for the 13 weeks ended May 4, 2002 and May 5, 2001 relate to the change in fair value of cash flow hedges.

5. DERIVATIVE FINANCIAL INSTRUMENTS

   The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's swap agreements was a $5.3 million liability at May 4, 2002, and a $6.0 million liability at February 2, 2002. This liability is included in Deferred items on the condensed consolidated balance sheet. The adjustment to record the net change in fair value was recorded, net of income taxes, in other comprehensive loss. There was no ineffectiveness during the 13 week period ended May 4, 2002.

6. IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

   Effective February 3, 2002, the beginning of the new fiscal year, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment at least on an annual basis. Intangible assets with finite useful lives will continue to be amortized over their useful lives. In addition, SFAS No. 142 requires a transitional impairment test as of the adoption date.

   The Company had approximately $16.0 million in goodwill recorded in its balance sheet as of February 2, 2002. The Company has completed the goodwill transitional impairment test during the first quarter of 2002, and has determined that all of the goodwill recorded was impaired under the fair value impairment test approach as required by SFAS No. 142. The fair values of the reporting units were estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of SFAS No. 142, a $14.1 million charge, net of tax, was recognized in the first quarter of 2002 to record the impairment of goodwill and was classified as a cumulative effect of a change in accounting principle.

   SFAS No. 142 requires the presentation of net earnings (loss) and related earnings (loss) per share data adjusted of the effect of goodwill amortization. The following table provides net loss and per share data for the 13 weeks ended May 4, 2002 and May 5, 2001, adjusted for the impact of goodwill amortization on the results of the prior year period (dollars in thousands, except per share data):

                                                                THIRTEEN WEEKS ENDED
                                                              -------------------------
                                                              MAY 4, 2002   MAY 5, 2001
                                                              -----------   -----------
Net loss:
  Reported continuing operations............................    $(3,481)      $ (212)
  Add back goodwill amortization, net of tax................         --          124
                                                                -------       ------
  Adjusted continuing operations............................    $(3,481)      $  (84)
                                                                =======       ======
Net loss per common share -- basic and diluted:
  Reported continuing operations............................    $ (0.31)      $(0.02)
  Goodwill amortization.....................................         --         0.01
                                                                -------       ------
  Adjusted continuing operations............................    $ (0.31)      $(0.01)
                                                                =======       ======

   The changes in the carrying amount of goodwill for the 13 weeks ended May 4, 2002 are as follows, $(000's):

                                                       DEPARTMENT    FINANCE
                                                         STORE      OPERATIONS    TOTAL
                                                       ----------   ----------   --------
Balance as of February 2, 2002.......................   $ 14,475     $ 1,537     $ 16,012
Impairment loss recognized...........................    (14,475)     (1,537)     (16,012)
                                                        --------     -------     --------
Balance as of May 4, 2002............................   $     --     $    --     $     --
                                                        ========     =======     ========

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective February 3, 2002.

7. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

   In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30", which required all gains or losses from extinguishment of debt, if material, to be classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains or losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 was rescinded. SFAS No. 44 was issued to establish accounting requirements for the effect of transition to the provisions of the Motor Carrier Act of 1980, which is no longer necessary. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early application encouraged. Management does not believe the adoption of SFAS No. 145 will have a material impact on the financial statements.

8. ASSET IMPAIRMENT AND OTHER EXPENSES

   The Company must periodically evaluate the carrying amount of its long-lived assets, when events and circumstances warrant such a review, to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the anticipated undiscounted cash flows generated by the asset is less that its carrying amount. Because of the immaterial cash flow generation during fiscal 2001 of the Department Stores Erie, PA location coupled with a sales decline during the first quarter of 2002, the Company performed as cash flow projection for that store location. Based on the cash flow projection, the Company determined that as of May 4, 2002, the carrying amount of the long-lived assets for that location were not recoverable and exceeded their fair value. Accordingly, the Company recorded a pre-tax impairment loss of $0.4 million in selling, general, administrative, and other expenses to write-down that location's long-lived assets to their fair value.

   The Company has for sale a building located in downtown Charleston, WV, which was recorded at its estimated fair market value. The Company has had significant discussions with the state of West Virginia related to the potential sale of the building for less than the estimated fair market value. Accordingly, the Company recorded a pre-tax impairment loss of $0.6 million in selling, general, administrative, and other expenses to write-down the building to its revised fair value.

   On May 2, 2002 the Company announced its plan to close its downtown Dayton, OH department store. During the 13 weeks ended May 4, 2002 the Company recorded pre-tax costs of $1.0 million for excess inventory markdowns and $0.4 million for severance and other costs. The closing is expected to by complete by the end of the second quarter of 2002.

   On April 22, 2002 the Company announced the implementation of additional expense reduction initiatives. These initiatives eliminated 105 associate positions and resulted in the recording a pre-tax charge of $0.7 million for severance costs.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

   The following is a summary related to the severance and restructuring costs for the 13 weeks ended May 4, 2002, $(000's):

Severance and other costs -- Dayton, OH store:
  Charge recorded...........................................  $  403
  Used for intended purpose.................................      --
                                                              ------
  Balance as of May 4, 2002.................................  $  403
                                                              ======
Severance and other costs:
  Balance as of February 2, 2002............................  $  537
  Charge recorded...........................................     683
  Used for intended purpose.................................    (522)
                                                              ------
  Balance as of May 4, 2002.................................  $  698
                                                              ======
Executive retirement and other costs:
  Balance as of February 2, 2002............................  $2,175
  Used for intended purpose.................................    (185)
                                                              ------
  Balance as of May 4, 2002.................................  $1,990
                                                              ======

9. SUBSEQUENT EVENT

   On May 28, 2002 the Company announced that Scott J. Davido, its executive vice president, chief financial officer, secretary and treasurer, had left the company to pursue other opportunities. Mr. Davido is entitled to his current base salary through the end of his employment agreement. The Company will record a pre-tax expense of approximately $0.3 million during the second quarter of 2002 for Mr. Davido's remaining salary and benefits payable.

10. SEGMENT REPORTING

   The following table sets forth financial information by segment, $(000's):

                                                                 THIRTEEN WEEKS ENDED
                                                               -------------------------
                                                               MAY 4, 2002   MAY 5, 2001
                                                               -----------   -----------
Department Store
  Revenues..................................................    $141,854      $140,198
  Operating loss............................................      (5,500)       (3,143)
Finance Operations
  Revenues..................................................    $  9,231      $  9,161
  Operating profit..........................................       5,837         6,101
Segment Subtotal
  Revenues (1)..............................................    $151,085      $149,359
  Operating profit (2)......................................         337         2,958

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

(1) Segment revenues is reconciled to reported revenues as follows:

                                                                 THIRTEEN WEEKS ENDED
                                                               -------------------------
                                                               MAY 4, 2002   MAY 5, 2001
                                                               -----------   -----------
Segment revenues............................................    $151,085      $149,359
  Intersegment operating charge eliminated..................      (2,073)       (2,012)
                                                                --------      --------
                                                                $149,012      $147,347
                                                                ========      ========

(2) Segment operating profit is reconciled to loss before income tax benefit as follows:

                                                                 THIRTEEN WEEKS ENDED
                                                               -------------------------
                                                               MAY 4, 2002   MAY 5, 2001
                                                               -----------   -----------
Segment operating profit....................................     $   337       $2,958
Store closing costs.........................................      (1,353)
Severance and other costs...................................        (683)
Asset impairment............................................      (1,037)
Interest expense............................................      (2,840)      (3,337)
Other.......................................................         137           48
                                                                 -------       ------
                                                                 $(5,439)      $ (331)
                                                                 =======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains "forward-looking statements," including predictions of future operating performance, events or developments such as our future sales, gross margins, profits, expenses, income and earnings per share. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "hopes," and "estimates," and variations of such words and similar expressions, are intended to identify forward-looking statements. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Many factors could materially affect our actual future operations and results. The national tragedy of September 11, 2001 and subsequent national security threats and warnings could magnify some of those factors. Factors that could materially affect performance include the following: increasing price and product competition; fluctuations in consumer demand and confidence, especially in light of current uncertain general economic conditions; the availability and mix of inventory; fluctuations in costs and expenses; consumer response to the Company's merchandising strategies, advertising, marketing and promotional programs; the effectiveness of management; the timing and effectiveness of new store openings, particularly its new concept stores opened in Fall Season of 2001 (DuBois, PA, Alliance, OH and Kohler, WI) and in Spring Season 2002 (Coldwater, MI); weather conditions that affect consumer traffic in stores; the continued availability and terms of bank and lease financing and trade credit; the outcome of pending and future litigation; consumer debt levels; the impact of any new consumer bankruptcy laws; inflation and interest rates and the condition of the capital markets. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended May 4, 2002 ("First Quarter 2002") and May 5, 2001 ("First Quarter 2001"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included in
Part I, Item I.

RESULTS OF OPERATIONS

  First Quarter 2002 Compared to First Quarter 2001

     Net sales for the First Quarter 2002 increased by 1.2% to $141.2 million from $139.5 million for the First Quarter 2001. Comparable store sales decreased by 2.8%. Women's outerwear, better sportswear, accessories, intimate apparel, and children's had the best performance.

     Financing revenue from the Company's private label credit card for the First Quarter 2002 increased by 0.1% to $7.2 million from $7.1 million for the First Quarter 2001.

     Other revenue, which is primarily from leased departments, for the First Quarter 2002 and the First Quarter 2001 was $0.7 million.

     Cost of merchandise sold, occupancy, and buying expenses increased to 74.5% of net sales for the First Quarter 2002 from 71.0% of net sales for the First Quarter 2001. During the First Quarter 2002 merchandise gross margins were reduced 2.3% versus the First Quarter 2001 due to additional markdowns to clear excess inventory as a result of the comparable sales decrease. Also, during the First Quarter 2002 a charge for excess inventory markdowns of $1.0 million (0.7% of sales) related to the closing of the Company's Downtown Dayton, Ohio store was recorded.

     Selling, general, administrative, and other expenses increased to 29.4% of net sales for the First Quarter 2002 from 29.1% for the First Quarter 2001. The increase is due to: (1) $0.4 million in charges to reflect the write-down of amounts and expenses related to the closing of the downtown Dayton, OH store;
(2) $0.7 million recorded for severance costs incurred due to the implementation of expense reduction initiatives, and (3)

$1.0 million in charges to write-down long-term assets to their fair value, refer to the Notes to Condensed Consolidated Financial Statements note 8. The increase was partially offset by expense initiatives that had already been implemented, and $0.6 million in miscellaneous income from a sale of idle property and life insurance proceeds.

     Depreciation and amortization expense increased to 3.5% of net sales for the First Quarter 2002 compared to 3.4% of net sales for the First Quarter 2001. The increase is primarily due to increased capital expenditures related to the opening of new concept stores. Effective February 3, 2002, goodwill is no longer to be amortized, refer to the Notes to Condensed Consolidated Financial Statements note 6.

     Interest expense decreased to $2.8 million for the First Quarter 2002 from $3.3 million for the First Quarter 2001. The decrease is primarily due to reduced average borrowing.

     An income tax benefit was recorded in the First Quarter 2002 and the First Quarter 2001 at a rate of 36.0%.

     A cumulative effect of a change in accounting principle charge was recorded during the First Quarter 2002 in the amount of $14.1 million, net of tax. This charge was to record the goodwill impairment determined under SFAS No. 142, refer to the Notes to Condensed Consolidated Financial Statements note 6.

  Liquidity and Capital Resources

     The Company's principal sources of funds are cash flow from operations and borrowings under its $150 million Revolving Credit Facility and $150 million Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, make capital expenditures, and finance working capital.

     Factors that could affect operating cash flows include, but are not limited to, increasing price and product competition, fluctuations in consumer demand and confidence, the availability and quality of inventory, the availability and terms of bank financing and trade credit, consumer debt levels, or a reduction in the finance charges imposed by the Company on its charge card holders.

     The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the Credit Facilities, to meet anticipated working capital and capital expenditure requirements, as well as debt service requirements under the Credit Facilities.

     Net cash provided by operating activities was $8.3 million for the First Quarter 2002, compared to $0.3 million provided in the First Quarter 2001. A net loss of $17.5 million was recorded in the First Quarter 2002 compared to a net loss of $0.2 million in the First Quarter 2001. The First Quarter 2002 included a pre-tax charge of $1.0 million to write-down long-term assets to their fair value, and a $14.1 million after-tax charge to record the goodwill impairment, refer to the Notes to Condensed Consolidated Financial Statements notes 6 and 8. During the First Quarter 2002 merchandise inventories decreased $1.2 million compared to an increase of $10.7 million during the First Quarter 2001. Trade accounts payable during the First Quarter 2002 increased $1.1 million compared to an increase of $5.4 million during the First Quarter 2001.

     Net cash used in investing activities was $2.3 million for the First Quarter 2002, compared to $3.7 million for the First Quarter 2001. The decrease is due to reduced capital expenditures for store maintenance, remodeling, and data processing. Also, the Company received $0.3 million for the sale of idle property during the First Quarter 2002.

     For the First Quarter 2002, net cash used in financing activities was $5.6 million compared to $4.1 million provided by financing activities for the First Quarter 2001, which represents reduced borrowing required for operating and investing activities.

     On May 24, 2002, the Company entered into financing commitments to amend and extend its existing Credit Facilities, which are set to expire in May 2003. The intent of the early refinancing is to provide the Company with continued operating flexibility with respect to working capital management and capital expenditures. The amended Credit Facilities are similar in scope and have a 36 month term. The terms and borrowing rates are substantially similar to the predecessor Credit Facilities with the exception of maximum borrowings, which have been reduced to decrease fees the Company historically has paid for unused borrowing capacity. The amended Credit Facilities are expected to be effective during the second quarter of 2002.

     The amended Revolving Credit Facility will provide for borrowings and letters of credit in an aggregate amount up to $135,000,000, reduced from $150,000,000, subject to a borrowing base formula based on seasonal merchandise inventories. There is a $40,000,000 sublimit for letters of credit. The amended Receivable Securitization Facility will provide for borrowings up to $135,000,000, reduced from $150,000,000, based on qualified, pledged accounts receivable balances.

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

  Accounting Standards

     See the Notes to Condensed Consolidated Financial Statements note 7 for the discussion of the potential effect of recently issued accounting standards on the Company's financial position or results of operations.

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

                                         THE ELDER-BEERMAN STORES CORP.,
                                         an Ohio corporation

                                         By: /s/ Steven D. Lipton
                                           -------------------------------------
                                           Steven D. Lipton
                                           Senior Vice President, Controller (on
                                             behalf of the Registrant and as
                                             Principal Accounting Officer)

Dated: June 13, 2002

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