Form 10-Q
period 2002-08-03
ELDER BEERMAN STORES CORP
filed 2002-09-12
CIK 32020

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

For quarterly period ended August 3, 2002

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

     As of September 5, 2002 11,529,169 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of August 3, 2002,
          August 4, 2001 and February 2, 2002.........................    1
          Condensed Consolidated Statements of Operations for the 13
          weeks ended August 3, 2002 and August 4, 2001...............    2
          Condensed Consolidated Statements of Operations for the 26
          weeks ended August 3, 2002 and August 4, 2001...............    3
          Condensed Consolidated Statements of Cash Flows for the 26
          weeks ended August 3, 2002 and August 4, 2001...............    4
          Notes to Condensed Consolidated Financial Statements........    5
ITEM 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............   10
ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   14

PART II   OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................   15
ITEM 2.   Changes in Securities and Use of Proceeds...................   15
ITEM 3.   Defaults Upon Senior Securities.............................   15
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   15
ITEM 5.   Other Information...........................................   15
ITEM 6.   Exhibits and Reports on Form 8-K............................   15

SIGNATURES............................................................   17

CERTIFICATIONS........................................................   17

EXHIBIT INDEX.........................................................   18

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                          AUG. 3, 2002    AUG. 4, 2001    FEB. 2, 2002
                                                          ------------    ------------    ------------
ASSETS
Current assets:
  Cash and equivalents..................................    $  6,881        $  6,213        $  7,142
  Customer accounts receivable (less allowance for
     doubtful accounts: August 3, 2002 -- $2,250; August
     4, 2001 -- 1,436; February 2, 2002 -- $2,985)......     117,138         122,321         129,121
  Merchandise inventories...............................     146,799         172,303         151,761
  Other current assets..................................      20,073          24,900          21,435
                                                            --------        --------        --------
          Total current assets..........................     290,891         325,737         309,459
                                                            --------        --------        --------
Property, fixtures and equipment, less accumulated
  depreciation and amortization.........................      96,237          92,540          98,078
Goodwill................................................          --          16,513          16,012
Other Assets............................................      27,309          34,824          27,513
                                                            --------        --------        --------
          Total assets..................................    $414,437        $469,614        $451,062
                                                            ========        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..............    $  7,311        $  3,880        $  5,531
  Accounts payable......................................      39,627          54,673          39,108
  Other accrued liabilities.............................      22,693          21,085          26,819
                                                            --------        --------        --------
          Total current liabilities.....................      69,631          79,638          71,458
                                                            --------        --------        --------
Long-term obligations, less current portion.............     132,120         162,259         148,489
Deferred items..........................................      14,585          12,227          13,905
Shareholders' equity:
  Common stock, no par, 11,528,587 shares at August 3,
     2002, 11,416,515 shares at August 4, 2001, and
     11,494,266 shares at February 2, 2002 issued and
     outstanding........................................     242,299         241,882         242,273
  Unearned compensation -- restricted stock.............        (258)           (271)           (302)
  Deficit...............................................     (39,150)        (22,733)        (19,870)
  Other comprehensive loss..............................      (4,790)         (3,388)         (4,891)
                                                            --------        --------        --------
          Total shareholders' equity....................     198,101         215,490         217,210
                                                            --------        --------        --------
          Total liabilities and shareholders' equity....    $414,437        $469,614        $451,062
                                                            ========        ========        ========

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              13-WEEKS ENDED   13-WEEKS ENDED
                                                               AUG. 3, 2002     AUG. 4, 2001
                                                              --------------   --------------
Revenues:
  Net sales.................................................   $   133,578      $   130,468
  Financing.................................................         6,629            6,605
  Other.....................................................           697              679
                                                               -----------      -----------
Total revenues..............................................       140,904          137,752
                                                               -----------      -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................        95,938           94,333
  Selling, general, administrative, and other expenses......        39,909           40,825
  Depreciation and amortization.............................         5,006            4,692
  Interest expense..........................................         2,768            3,482
                                                               -----------      -----------
          Total costs and expenses..........................       143,621          143,332
                                                               -----------      -----------
Loss before income tax benefit..............................        (2,717)          (5,580)
Income tax benefit..........................................          (978)          (2,009)
                                                               -----------      -----------
Net loss....................................................   $    (1,739)     $    (3,571)
                                                               ===========      ===========
Net loss per common share -- basic and diluted..............   $     (0.15)     $     (0.32)
Weighted average number of shares outstanding...............    11,378,922       11,314,970

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              26-WEEKS ENDED   26-WEEKS ENDED
                                                               AUG. 3, 2002     AUG. 4, 2001
                                                              --------------   --------------
Revenues:
  Net sales.................................................   $   274,744      $   269,962
  Financing.................................................        13,787           13,754
  Other.....................................................         1,385            1,383
                                                               -----------      -----------
Total revenues..............................................       289,916          285,099
                                                               -----------      -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................       201,083          193,438
  Selling, general, administrative, and other expenses......        81,404           81,368
  Depreciation and amortization.............................         9,977            9,385
  Interest expense..........................................         5,608            6,819
                                                               -----------      -----------
          Total costs and expenses..........................       298,072          291,010
                                                               -----------      -----------
Loss before income tax benefit..............................        (8,156)          (5,911)
Income tax benefit..........................................        (2,936)          (2,128)
                                                               -----------      -----------
Loss before cumulative effect of a change in accounting
  principle.................................................        (5,220)          (3,783)
Cumulative effect of a change in accounting principle.......       (14,060)              --
                                                               -----------      -----------
Net loss....................................................   $   (19,280)     $    (3,783)
                                                               ===========      ===========
Net loss per common share -- basic and diluted
  Loss before cumulative effect of a change in accounting
     principle..............................................   $     (0.46)     $     (0.33)
  Cumulative effect of a change in accounting principle.....         (1.24)              --
                                                               -----------      -----------
Net loss....................................................   $     (1.70)     $     (0.33)
Weighted average number of shares outstanding...............    11,374,378       11,314,911

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                              26-WEEKS ENDED   26-WEEKS ENDED
                                                               AUG. 3, 2002     AUG. 4, 2001
                                                              --------------   --------------
Cash flows from operating activities:
  Net loss..................................................     $(19,280)        $(3,783)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................        9,977           9,385
     Cumulative effect of a change in accounting
       principle............................................       14,060              --
     Asset impairment.......................................        1,037              --
     Changes in assets and liabilities......................       15,304           8,388
                                                                 --------         -------
       Net cash provided by operating activities............       21,098          13,990
Cash flows from investing activities:
  Capital expenditures, net.................................       (4,604)         (8,146)
  Proceeds from the disposal of investments.................          326              --
                                                                 --------         -------
       Net cash used in investing activities................       (4,278)         (8,146)
Cash flows from financing activities:
  Net payments under asset securitization agreement.........       (8,133)        (11,680)
  Net borrowings (payments) under revolving lines of
     credit.................................................       (6,465)          5,702
  Payments on long-term obligations.........................       (3,792)         (1,469)
  Proceeds from an installment note.........................        3,464              --
  Debt acquisition payments.................................       (2,098)             --
  Other.....................................................          (57)            (62)
                                                                 --------         -------
       Net cash used in financing activities................      (17,081)         (7,509)
                                                                 --------         -------
Decrease in cash and equivalents............................         (261)         (1,665)
Cash and equivalents -- beginning of period.................        7,142           7,878
                                                                 --------         -------
Cash and equivalents -- end of period.......................     $  6,881         $ 6,213
                                                                 ========         =======
Supplemental cash flow information:
  Interest paid.............................................     $  6,019         $ 6,053
Supplemental non-cash investing and financing activities:
  Capital leases............................................          337           6,446

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

2. PER SHARE AMOUNTS

   Net earnings (loss) per common share is computed by dividing net earnings
   (loss) by the weighted-average number of common shares outstanding during the period presented. Stock options, restricted shares, deferred shares, and warrants outstanding represent potential common shares and are included in computing diluted earnings per share when the effect would be dilutive. Dilutive potential common shares for the 13 weeks ended August 3, 2002 and August 4, 2001 were 117,129 and 177,854, respectively. Dilutive potential common shares for the 26 weeks ended August 3, 2002 and August 4, 2001 were 86,692 and 127,795, respectively. There was no dilutive effect of potential common shares for the periods presented.

3. STOCK-BASED COMPENSATION

   During the second quarter of 2002, a total of 32,000 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over five years.

   Nonemployee directors may take all or a portion of their annual base retainer fee in the form of a discounted stock option. During the second quarter of 2002 a total of 22,153 stock options, with an exercise price of $2.36, were granted under this plan. These options vest on February 3, 2003.

4. SHAREHOLDERS' EQUITY

   The comprehensive loss for the 13 weeks ended August 3, 2002 and August 4, 2001, was $2.1 million and $3.8 million, respectively. The comprehensive loss for the 26 weeks ended August 3, 2002 and August 4, 2001, was $19.2 million and $6.5 million, respectively. Following is a reconciliation between net loss and comprehensive loss, $(000's):

                                              THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                         -------------------------------   -------------------------------
                                         AUGUST 3, 2002   AUGUST 4, 2001   AUGUST 3, 2002   AUGUST 4, 2001
                                         --------------   --------------   --------------   --------------
Net loss...............................     $(1,739)         $(3,571)         $(19,280)        $(3,783)
  Change in minimum pension liability,
     net of tax........................         (78)              --               (78)             --
  Net unrealized gain (loss) on cash
     flow hedges, net of tax...........        (286)            (198)              179          (2,726)
                                            -------          -------          --------         -------
Comprehensive loss.....................     $(2,103)         $(3,769)         $(19,179)        $(6,509)
                                            =======          =======          ========         =======

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

5. DERIVATIVE FINANCIAL INSTRUMENTS

   The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's swap agreements was a $5.7 million liability at August 3, 2002, a $4.3 million liability at August 4, 2001, and a $6.0 million liability at February 2, 2002. This liability is included in Deferred items on the condensed consolidated balance sheet. The adjustment to record the net change in fair value was recorded, net of income taxes, in other comprehensive loss. There was no ineffectiveness during the 26 week period ended August 3, 2002.

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

   The Company had approximately $16.0 million in goodwill recorded in its balance sheet as of February 2, 2002. The Company completed the goodwill transitional impairment test during the first quarter of 2002, and determined that all of the goodwill recorded was impaired under the fair value impairment test approach as required by SFAS No. 142. The fair values of the reporting units were estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. Upon adoption of SFAS No. 142, a $14.1 million charge, net of tax, was recognized in the first quarter of 2002 to record the impairment of goodwill and was classified as a cumulative effect of a change in accounting principle.

   SFAS No. 142 requires the presentation of net earnings (loss) and related earnings (loss) per share data adjusted for the effect of goodwill amortization. The following table provides net loss and per share data for the 13 weeks and 26 weeks ended August 3, 2002 and August 4, 2001, adjusted for the impact of goodwill amortization on the results of the prior year period (dollars in thousands, except per share data):

                                                  THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                             -------------------------------   -------------------------------
                                             AUGUST 3, 2002   AUGUST 4, 2001   AUGUST 3, 2002   AUGUST 4, 2001
                                             --------------   --------------   --------------   --------------
   Net loss:
     Reported continuing operations........     $(1,739)         $(3,571)         $(5,220)         $(3,783)
     Add back goodwill amortization, net of
        tax................................          --              115               --              239
                                                -------          -------          -------          -------
     Adjusted continuing operations........     $(1,739)         $(3,456)         $(5,220)         $(3,544)
                                                =======          =======          =======          =======
   Net loss per common share -- basic
    and diluted:
     Reported continuing operations........     $ (0.15)         $ (0.32)         $ (0.46)         $ (0.33)
     Goodwill amortization.................          --             0.01               --             0.02
                                                -------          -------          -------          -------
     Adjusted continuing operations........     $ (0.15)         $ (0.31)         $ (0.46)         $ (0.31)
                                                =======          =======          =======          =======

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

   The changes in the carrying amount of goodwill are as follows, $(000's):

                                                       DEPARTMENT    FINANCE
                                                         STORE      OPERATIONS    TOTAL
                                                       ----------   ----------   --------
Balance as of February 2, 2002.......................   $ 14,475     $ 1,537     $ 16,012
  Impairment loss recognized.........................    (14,475)     (1,537)     (16,012)
                                                        --------     -------     --------
Balance as of August 3, 2002.........................   $     --     $    --     $     --
                                                        ========     =======     ========

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective February 3, 2002. The adoption did not have a material impact on the Company's financial statements.

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

   In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued. SFAS No. 146 changes the timing of when companies recognize costs associated with exit or disposal activities, so that the costs would generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and could result in the Company recognizing the costs of future exit or disposal activities over a period of time as opposed to as a single event.

8. ASSET IMPAIRMENT AND OTHER EXPENSES

   The Company must periodically evaluate the carrying amount of its long-lived assets, when events and circumstances warrant such a review, to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the anticipated undiscounted cash flows generated by the asset is less that its carrying amount. Because of the immaterial cash flow generation during fiscal 2001 of the Department Store's Erie, PA location coupled with a sales decline during the first quarter of 2002, the Company performed a cash flow projection for that store location. Based on the cash flow projection, the Company determined that as of May 4, 2002, the carrying amount of the long-lived assets for that location were not recoverable and exceeded their fair value. Accordingly, in the first quarter of 2002 the Company recorded a pre-tax impairment loss of $0.4 million in selling, general, administrative, and other expenses to write-down that location's long-lived assets to their fair value.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

   The Company has for sale a building located in downtown Charleston, WV, which was recorded at its estimated fair market value. The Company has received a letter of intent from the state of West Virginia to purchase the building for less than the estimated fair market value, which the Company has accepted. Accordingly, in the first quarter of 2002 the Company recorded a pre-tax impairment loss of $0.6 million in selling, general, administrative, and other expenses to write-down the building to its revised fair value.

   On May 2, 2002 the Company announced its plan to close its downtown Dayton, OH department store. During the 26 weeks ended August 3, 2002 the Company recorded pre-tax costs of $0.8 million for excess inventory markdowns and $0.3 million for severance and other costs. The closing was completed July 25, 2002.

   On April 22, 2002 the Company announced the implementation of additional expense reduction initiatives. These initiatives eliminated 105 associate positions and resulted in the recording a pre-tax charge of $0.7 million for severance costs.

   On May 28, 2002 the Company announced that Scott J. Davido, its executive vice president, chief financial officer, secretary and treasurer, left the company to pursue other opportunities. Mr. Davido is entitled to his current base salary through the end of his employment agreement. The Company recorded a pre-tax expense of approximately $0.3 million during the second quarter of 2002 for Mr. Davido's remaining salary and benefits payable.

   The following is a summary related to the severance and restructuring costs for the 26 weeks ended August 3, 2002, $(000's):

Severance and other costs -- Dayton, OH store:
  Charge recorded...........................................  $  262
  Used for intended purpose.................................    (143)
                                                              ------
  Balance as of August 3, 2002..............................  $  119
                                                              ======
Severance and other costs:
  Balance as of February 2, 2002............................  $  537
  Charge recorded...........................................   1,114
  Used for intended purpose.................................    (861)
                                                              ------
  Balance as of August 3, 2002..............................  $  790
                                                              ======
Executive retirement and other costs:
  Balance as of February 2, 2002............................  $2,175
  Used for intended purpose.................................    (372)
                                                              ------
  Balance as of August 3, 2002..............................  $1,803
                                                              ======

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

9. SEGMENT REPORTING

   The following table sets forth financial information by segment, $(000's):

                                      THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                 -------------------------------   -------------------------------
                                 AUGUST 3, 2002   AUGUST 4, 2001   AUGUST 3, 2002   AUGUST 4, 2001
                                 --------------   --------------   --------------   --------------
Department Store
  Revenues.....................     $134,275         $131,147         $276,129         $271,345
  Operating loss...............       (5,174)          (8,079)         (10,674)         (11,222)
Finance Operations
  Revenues.....................     $  8,689         $  8,580         $ 17,920         $ 17,741
  Operating profit.............        5,305            5,480           11,142           11,581
Segment Subtotal
  Revenues (1).................     $142,964         $139,727         $294,049         $289,086
  Operating profit (2).........          131           (2,599)             468              359

     (1) Segment revenues is reconciled to reported revenues as follows:

                                      THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                 -------------------------------   -------------------------------
                                 AUGUST 3, 2002   AUGUST 4, 2001   AUGUST 3, 2002   AUGUST 4, 2001
                                 --------------   --------------   --------------   --------------
Segment revenues...............     $142,964         $139,727         $294,049         $289,086
  Intersegment operating charge
     eliminated................       (2,060)          (1,975)          (4,133)          (3,987)
                                    --------         --------         --------         --------
                                    $140,904         $137,752         $289,916         $285,099
                                    ========         ========         ========         ========

     (2) Segment operating profit is reconciled to loss before income tax benefit as follows:

                                      THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                 -------------------------------   -------------------------------
                                 AUGUST 3, 2002   AUGUST 4, 2001   AUGUST 3, 2002   AUGUST 4, 2001
                                 --------------   --------------   --------------   --------------
Segment operating profit.......     $   131          $(2,599)         $   468          $   359
  Store closing costs..........         315               --           (1,038)              --
  Severance and other costs....        (431)              --           (1,114)              --
  Asset impairment.............          --               --           (1,037)              --
  Interest expense.............      (2,768)          (3,482)          (5,608)          (6,819)
  Other........................          36              501              173              549
                                    -------          -------          -------          -------
                                    $(2,717)         $(5,580)         $(8,156)         $(5,911)
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended August 3, 2002 ("Second Quarter 2002") and August 4, 2001 ("Second Quarter 2001"), and the 26 week periods ended August 3, 2002 ("First Half 2002") and August 4, 2001 ("First Half 2001"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

  Second Quarter 2002 Compared to Second Quarter 2001

     Net sales for the Second Quarter 2002 increased by 2.4% to $133.6 million from $130.5 million for the Second Quarter 2001. Comparable store sales decreased by 1.8%. Women's outerwear, moderate sportswear, accessories, domestics, and home had the best performance.

     Financing revenue from the Company's private label credit card for the Second Quarter 2002 and the Second Quarter 2001 was $6.6 million.

     Other revenue, which is primarily from leased departments, for the Second Quarter 2002 and the Second Quarter 2001 was $0.7 million.

     Cost of merchandise sold, occupancy, and buying expenses decreased to 71.8% of net sales for the Second Quarter 2002 from 72.3% of net sales for the Second Quarter 2001. During the Second Quarter 2002 merchandise gross margins increased 0.6% versus the Second Quarter 2001, which was primarily due to reduced markdowns. Also, during the Second Quarter 2002 income of $0.2 million was recorded to adjust the charge recorded during the First Quarter 2002 related to the closing of the Company's Downtown Dayton, Ohio store.

     Selling, general, administrative, and other expenses decreased to 29.9% of net sales for the Second Quarter 2002 from 31.3% for the Second Quarter 2001. The decrease is primarily due to expense initiatives that have already been implemented, $0.2 million in miscellaneous income from a sale of noncore assets, and $0.1 million in income recorded to adjust the charge recorded during the First Quarter 2002 for expenses related to the closing of the Company's Downtown Dayton, Ohio store. The decrease was partially offset by $0.4 million recorded for severance costs incurred due to the implementation of expense reduction initiatives. During the Second Quarter 2001 income of $0.6 million relating to an investment in a cooperative buying group was recorded.

     Depreciation and amortization expense increased to 3.7% of net sales for the Second Quarter 2002 compared to 3.6% of net sales for the Second Quarter 2001. The increase is primarily due to increased capital expenditures related to the opening of new concept stores. Effective February 3, 2002, goodwill is no longer to be amortized, refer to the Notes to Condensed Consolidated Financial Statements note 6.

     Interest expense decreased to $2.8 million for the Second Quarter 2002 from $3.5 million for the Second Quarter 2001. The decrease is primarily due to reduced average borrowing.

     An income tax benefit was recorded in the Second Quarter 2002 and the Second Quarter 2001 at a rate of 36.0%.

  First Half 2002 Compared to First Half 2001

     Net sales for the First Half 2002 increased by 1.8% to $274.7 million from $270.0 million for the First Half 2001. Comparable store sales decreased by 2.3%. Women's outerwear, moderate sportswear, better sportswear, accessories, and domestics had the best performance.

     Financing revenue from the Company's private label credit card for the First Half 2002 and the First Half 2001 was $13.8 million.

     Other revenue, which is primarily from leased departments, for the First Half 2002 and the First Half 2001 was $1.4 million.

     Cost of merchandise sold, occupancy, and buying expenses increased to 73.2% of net sales for the First Half 2002 from 71.7% of net sales for the First Half 2001. During the First Half 2002 merchandise gross margins were reduced 0.9% versus the First Half 2001, which was primarily due to additional markdowns taken during the First Quarter 2002 to clear excess inventory. Also, during the First Half 2002 a charge of $0.8 million related to the closing of the Company's Downtown Dayton, Ohio store was recorded.

     Selling, general, administrative, and other expenses decreased to 29.6% of net sales for the First Half 2002 from 30.1% for the First Half 2001. The decrease is primarily due to expense initiatives that have already been implemented and $0.8 million in miscellaneous income from a sale of noncore assets and life insurance proceeds. The decrease was partially offset by: (1) $0.3 million in charges to reflect the write-down of amounts and expenses related to the closing of the downtown Dayton, OH store; (2) $1.1 million recorded for severance costs incurred due to the implementation of expense reduction initiatives, and (3) $1.0 million in charges to write-down long-term assets to their fair value, refer to the Notes to Condensed Consolidated Financial Statements note 8. During the First Half 2001 income of $0.6 million relating to an investment in a cooperative buying group was recorded.

     Depreciation and amortization expense increased to 3.6% of net sales for the First Half 2002 compared to 3.5% of net sales for the First Half 2001. The increase is primarily due to increased capital expenditures related to the opening of new concept stores. Effective February 3, 2002, goodwill is no longer to be amortized, refer to the Notes to Condensed Consolidated Financial Statements note 6.

     Interest expense decreased to $5.6 million for the First Half 2002 from $6.8 million for the First Half 2001. The decrease is primarily due to reduced average borrowing.

     An income tax benefit was recorded in the First Half 2002 and the First Half 2001 at a rate of 36.0%.

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

     Net cash provided by operating activities was $21.1 million for the First Half 2002, compared to $14.0 million provided in the First Half 2001. A net loss of $19.3 million was recorded in the First Half 2002 compared to a net loss of $3.8 million in the First Half 2001. The First Half 2002 included a pre-tax charge of $1.0 million to write-down long-term assets to their fair value, and a $14.1 million after-tax charge to record the goodwill impairment, refer to the Notes to Condensed Consolidated Financial Statements notes 6 and 8. During the First Half 2002 merchandise inventories decreased $5.0 million compared to an increase of $18.2 million during the First Half 2001. Trade accounts payable during the First Half 2002 increased $2.0 million compared to an increase of $22.7 million during the First Half 2001.

     Net cash used in investing activities was $4.3 million for the First Half 2002, compared to $8.1 million for the First Half 2001. The decrease is due to reduced capital expenditures for store maintenance, remodeling, and data processing. Also, the Company received $0.3 million for the sale of idle property during the First Quarter 2002.

     For the First Half 2002, net cash used in financing activities was $17.1 million compared to $7.5 million for the First Half 2001, which represents reduced borrowing required for operating and investing activities.

     On July 9, 2002, the Company amended and extended its existing Credit Facilities, which were set to expire in May 2003. The early refinancing provides the Company with continued operating flexibility with respect to working capital management and capital expenditures. The amended Credit Facilities are similar in scope and will expire in July 2005. The terms and borrowing rates are substantially similar to the predecessor Credit Facilities with the exception of maximum borrowings, which have been reduced to decrease fees the Company historically has paid for unused borrowing capacity.

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

     The Company's accounting policies are more fully described in Note A to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002. Management believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of the consolidated financial statements.

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

     Long-lived Assets. In evaluating the carrying value and future benefits of long-lived assets, management performs a comparison of the anticipated undiscounted future net cash flows of the related long-lived asset to their carrying amount in accordance with Statement of Financial Accounting Standard No. 144. Management believes at this time that the long-lived assets carrying values and useful lives to be appropriate.

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

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following Exhibits are included in this Quarterly Report on Form 10-Q:

         3(a) Amended Articles of Incorporation (previously filed as Exhibit
              3(a) to the Company's Form 10-K filed on April 30, 1998 (the "Form 10-K") and incorporated herein by reference).

         3(b) Certificate of Amendment to the Amended Articles of Incorporation
              (previously filed as Exhibit 3(b) to the Company's Form 10-Q for the quarterly period ended October 20, 2000 (the "2000 3rd Quarter 10-Q") and incorporated herein by reference).

         3(c) Amended Code of Regulations (previously filed as Exhibit 3(c) to the 2000 3rd Quarter 10-Q and incorporated herein by reference).

         4(a) Stock Certificate for Common Stock (previously filed as Exhibit
              4(a) to the Company's Form 10/A-1 filed on January 23, 1998 and incorporated herein by reference).

         4(b) Rights Agreement by and between The Elder-Beerman Stores Corp. and
              Norwest Bank Minnesota, N.A., dated as of December 20, 1997 (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on November 17, 1998 (the "Form 8-A") and incorporated herein by reference).

         4(c) Warrant Agreement by and between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 249,809 shares of Common Stock at a strike price of $12.80 per share dated December 30, 1997 (previously filed as Exhibit 4(d) to the Form 10-K and incorporated herein by reference).

         4(d) Warrant Agreement by and between Beerman-Peal Holdings, Inc. and the Elder-Beerman Stores Corp. for 374,713 shares of Common Stock at a strike price of $14.80 per share dated

              December 30, 1997 (previously filed as Exhibit 4(e) to the Form 10-K and incorporated herein by reference).

         4(e) Amendment No. 1 to the Rights Agreement, dated as of November 11,
              1998 (previously filed as Exhibit 4.2 to the Form 8-A and incorporated herein by reference).

        10(a) Amended and Restated Credit Agreement, dated as of July 9, 2002, among The Elder Beerman Stores Corp., as Borrower, the Lenders party thereto, Citibank, N.A., as Issuer and Citicorp USA, Inc., as Agent and Swing Loan Bank.

        10(b) Severance Agreement, dated as of June 10, 2002, by and between The
              Elder-Beerman Stores Corp. and Edward A. Tomechko.

        10(c) Addendum to Consulting Agreement, dated August 24, 2002, between
              The Elder-Beerman Stores Corp. and Renaissance Partners, L.C.

     (b) On May 31, 2002, the Company filed a Current Report on Form 8-K regarding the appointment of Edward A. Tomechko as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ELDER-BEERMAN STORES CORP.,
                                          an Ohio corporation
Dated: September 12, 2002
                                          By: /s/ EDWARD A. TOMECHKO
                                            ------------------------------------
                                            Edward A. Tomechko
                                              Executive Vice President -- Chief
                                              Financial Officer, Treasurer and
                                              Secretary

                                 CERTIFICATIONS

I, Byron L. Bergren, President and Chief Executive Officer, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of The Elder-Beerman Stores Corp.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002
                                          /s/ BYRON L. BERGREN
                                          --------------------------------------
                                          Byron L. Bergren
                                          President and Chief Executive Officer

I, Edward A. Tomechko, Executive Vice President -- Chief Financial Officer, Treasurer and Secretary, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of The Elder-Beerman Stores Corp.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002
                                          /s/ EDWARD A. TOMECHKO
                                          --------------------------------------
                                          Edward A. Tomechko
                                          Executive Vice President -- Chief
                                          Financial Officer, Treasurer and
                                          Secretary

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBIT
  -------                        ----------------------
     3(a)     Amended Articles of Incorporation (previously filed as
              Exhibit 3(a) to the Company's Form 10-K filed on April 30,
              1998 (the "Form 10-K") and incorporated herein by
              reference).
     3(b)     Certificate of Amendment to the Amended Articles of
              Incorporation (previously filed as Exhibit 3(b) to the
              Company's Form 10-Q for the quarterly period ended October
              20, 2000 (the "2000 3rd Quarter 10-Q") and incorporated
              herein by reference).
     3(c)     Amended Code of Regulations (previously filed as Exhibit
              3(c) to the 2000 3rd Quarter 10-Q and incorporated herein by reference).
     4(a)     Stock Certificate for Common Stock (previously filed as
              Exhibit 4(a) to the Company's Form 10/A-1 filed on January
              23, 1998 and incorporated herein by reference).
     4(b)     Rights Agreement by and between The Elder-Beerman Stores
              Corp. and Norwest Bank Minnesota, N.A., dated as of December
              20, 1997 (previously filed as Exhibit 4.1 to the Company's
              Registration Statement on Form 8-A filed on November 17,
              1998 (the "Form 8-A") and incorporated herein by reference).
     4(c)     Warrant Agreement by and between Beerman-Peal Holdings, Inc.
              and the Elder-Beerman Stores Corp. for 249,809 shares of
              Common Stock at a strike price of $12.80 per share dated
              December 30, 1997 (previously filed as Exhibit 4(d) to the
              Form 10-K and incorporated herein by reference).
     4(d)     Warrant Agreement by and between Beerman-Peal Holdings, Inc.
              and the Elder-Beerman Stores Corp. for 374,713 shares of
              Common Stock at a strike price of $14.80 per share dated
              December 30, 1997 (previously filed as Exhibit 4(e) to the
              Form 10-K and incorporated herein by reference).
     4(e)     Amendment No. 1 to the Rights Agreement, dated as of
              November 11, 1998 (previously filed as Exhibit 4.2 to the
              Form 8-A and incorporated herein by reference).
    10(a)     Amended and Restated Credit Agreement, dated as of July 9,
              2002, among The Elder Beerman Stores Corp., as Borrower, the
              Lenders party thereto, Citibank, N.A., as Issuer and
              Citicorp USA, Inc., as Agent and Swing Loan Bank.
    10(b)     Severance Agreement, dated as of June 10, 2002, by and
              between The Elder-Beerman Stores Corp. and Edward A.
              Tomechko.
    10(c)     Addendum to Consulting Agreement, dated August 24, 2002,
              between The Elder-Beerman Stores Corp. and Renaissance
              Partners, L.C.