Form 10-Q
period 2002-11-02
ELDER BEERMAN STORES CORP
filed 2002-12-11
CIK 32020

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

For quarterly period ended November 02, 2002

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

                                ---------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

     As of November 30, 2002 11,529,169 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of November 2,
          2002, November 3, 2001 and February 2, 2002.................    1
          Condensed Consolidated Statements of Operations for the 13
          weeks ended November 2, 2002 and November 3, 2001...........    2
          Condensed Consolidated Statements of Operations for the 39
          weeks ended November 2, 2002 and November 3, 2001...........    3
          Condensed Consolidated Statements of Cash Flows for the 39
          weeks ended November 2, 2002 and November 3, 2001...........    4
          Notes to Condensed Consolidated Financial Statements........    5
ITEM 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations...............   10
ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   14
ITEM 4.   Disclosure Controls And Procedures..........................   14

PART II.  OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................   15
ITEM 2.   Changes in Securities and Use of Proceeds...................   15
ITEM 3.   Defaults Upon Senior Securities.............................   15
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   15
ITEM 5.   Other Information...........................................   15
ITEM 6.   Exhibits and Reports on Form 8-K............................   15

SIGNATURES............................................................   17

EXHIBIT INDEX.........................................................   18

CERTIFICATIONS........................................................   19

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                          NOV. 2, 2002    NOV. 3, 2001    FEB. 2, 2002
                                                          ------------    ------------    ------------
ASSETS
Current assets:
  Cash and equivalents..................................    $  8,637        $ 10,394        $  7,142
  Customer accounts receivable (less allowance for
     doubtful accounts: November 2, 2002 -- $2,171;
     November 3, 2001 -- $1,397; February 2,
     2002 -- $2,985)....................................     122,616         125,972         129,121
  Merchandise inventories...............................     194,123         216,010         151,761
  Other current assets..................................      19,666          21,119          21,435
                                                            --------        --------        --------
          Total current assets..........................     345,042         373,495         309,459
                                                            --------        --------        --------
Property, fixtures and equipment, less accumulated
  depreciation and amortization.........................      93,162          94,887          98,078
Goodwill................................................          --          16,307          16,012
Other Assets............................................      27,212          31,353          27,513
                                                            --------        --------        --------
          Total assets..................................    $465,416        $516,042        $451,062
                                                            ========        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..............    $  7,311        $  4,171        $  5,531
  Accounts payable......................................      68,500          74,970          39,108
  Other accrued liabilities.............................      20,737          19,194          26,819
                                                            --------        --------        --------
          Total current liabilities.....................      96,548          98,335          71,458
                                                            --------        --------        --------
Long-term obligations, less current portion.............     159,072         195,775         148,489
Deferred items..........................................      13,631          14,928          13,905
Shareholders' equity:
  Common stock, no par, 11,529,169 shares at November 2,
     2002, 11,417,352 shares at November 3, 2001, and
     11,494,266 shares at February 2, 2002 issued and
     outstanding........................................     242,299         241,889         242,273
  Unearned compensation -- restricted stock.............        (209)           (232)           (302)
  Deficit...............................................     (41,263)        (29,547)        (19,870)
  Other comprehensive loss..............................      (4,662)         (5,106)         (4,891)
                                                            --------        --------        --------
          Total shareholders' equity....................     196,165         207,004         217,210
                                                            --------        --------        --------
          Total liabilities and shareholders' equity....    $465,416        $516,042        $451,062
                                                            ========        ========        ========

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              13-WEEKS ENDED   13-WEEKS ENDED
                                                               NOV. 2, 2002     NOV. 3, 2001
                                                              --------------   --------------
Revenues:
  Net sales.................................................   $   150,892      $   153,519
  Financing.................................................         6,682            6,446
  Other.....................................................           704              684
                                                               -----------      -----------
Total revenues..............................................       158,278          160,649
                                                               -----------      -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................       110,455          110,108
  Selling, general, administrative, and other expenses......        43,213           52,891
  Depreciation and amortization.............................         5,027            4,911
  Interest expense..........................................         2,884            3,386
                                                               -----------      -----------
          Total costs and expenses..........................       161,579          171,296
                                                               -----------      -----------
Loss before income tax benefit..............................        (3,301)         (10,647)
Income tax benefit..........................................        (1,188)          (3,833)
                                                               -----------      -----------
Net loss....................................................        (2,113)          (6,814)
                                                               ===========      ===========
Net loss per common share -- basic and diluted..............   $     (0.19)     $     (0.60)
Weighted average number of shares outstanding...............    11,380,281       11,320,893

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              39-WEEKS ENDED   39-WEEKS ENDED
                                                               NOV. 2, 2002     NOV. 3, 2001
                                                              --------------   --------------
Revenues:
  Net sales.................................................   $   425,636      $   423,481
  Financing.................................................        20,469           20,200
  Other.....................................................         2,089            2,067
                                                               -----------      -----------
Total revenues..............................................       448,194          445,748
                                                               -----------      -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................       311,538          303,546
  Selling, general, administrative, and other expenses......       124,617          134,259
  Depreciation and amortization.............................        15,004           14,296
  Interest expense..........................................         8,492           10,205
                                                               -----------      -----------
          Total costs and expenses..........................       459,651          462,306
                                                               -----------      -----------
Loss before income tax benefit..............................       (11,457)         (16,558)
Income tax benefit..........................................        (4,124)          (5,961)
                                                               -----------      -----------
Loss before cumulative effect of a change in accounting
  principle.................................................        (7,333)         (10,597)
Cumulative effect of a change in accounting principle.......       (14,060)              --
                                                               -----------      -----------
Net loss....................................................   $   (21,393)     $   (10,597)
                                                               ===========      ===========
Net loss per common share -- basic and diluted
  Loss before cumulative effect of a change in accounting
     principle..............................................   $     (0.64)     $     (0.94)
  Cumulative effect of a change in accounting principle.....         (1.24)              --
                                                               -----------      -----------
Net loss....................................................   $     (1.88)     $     (0.94)
Weighted average number of shares outstanding...............    11,376,346       11,316,905

See notes to condensed consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                              39-WEEKS ENDED   39-WEEKS ENDED
                                                               NOV. 2, 2002     NOV. 3, 2001
                                                              --------------   --------------
Cash flows from operating activities:
  Net loss..................................................     $(21,393)        $(10,597)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       15,004           14,296
     Cumulative effect of a change in accounting
       principle............................................       14,060               --
     Asset impairment.......................................        1,037               --
     Changes in assets and liabilities......................      (11,014)         (12,682)
                                                                 --------         --------
       Net cash used in operating activities................       (2,306)          (8,983)
Cash flows from investing activities:
  Capital expenditures, net.................................       (6,396)         (14,056)
  Proceeds from the sale of fixed assets....................           --              183
  Proceeds from the sale of investments.....................          326               --
                                                                 --------         --------
       Net cash used in investing activities................       (6,070)         (13,873)
Cash flows from financing activities:
  Net payments under asset securitization agreement.........       (5,216)          (9,420)
  Net borrowings under revolving lines of credit............       19,305           37,304
  Payments on long-term obligations.........................       (5,527)          (2,450)
  Proceeds from an installment note.........................        3,464               --
  Debt acquisition payments.................................       (2,098)              --
  Other.....................................................          (57)             (62)
                                                                 --------         --------
       Net cash provided by financing activities............        9,871           25,372
                                                                 --------         --------
Increase in cash and equivalents............................        1,495            2,516
Cash and equivalents -- beginning of period.................        7,142            7,878
                                                                 --------         --------
Cash and equivalents -- end of period.......................     $  8,637         $ 10,394
                                                                 ========         ========
Supplemental cash flow information:
  Interest paid.............................................     $  8,840         $  9,348
Supplemental non-cash investing and financing activities:
  Capital leases............................................          337            7,371

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

2. PER SHARE AMOUNTS

   Net earnings (loss) per common share is computed by dividing net earnings
   (loss) by the weighted-average number of common shares outstanding during the period presented. Stock options, restricted shares, deferred shares, and warrants outstanding represent potential common shares and are included in computing diluted earnings per share when the effect would be dilutive. Dilutive potential common shares for the 13 weeks ended November 2, 2002 and November 3, 2001 were 60,018 and 202,755, respectively. Dilutive potential common shares for the 39 weeks ended November 2, 2002 and November 3, 2001 were 76,095 and 145,851, respectively. There was no dilutive effect of potential common shares for the periods presented.

3. STOCK-BASED COMPENSATION

   During the third quarter of 2002, a total of 15,000 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over five years.

   Nonemployee directors may receive all or a portion of their annual base retainer fee in the form of a discounted stock option. During the third quarter of 2002 a total of 24,999 stock options, with an exercise price of $2.10, were granted under this plan. These options vest on February 3, 2003.

4. SHAREHOLDERS' EQUITY

   The comprehensive loss for the 13 weeks ended November 2, 2002 and November 3, 2001, was $2.0 million and $8.5 million, respectively. The comprehensive loss for the 39 weeks ended November 2, 2002 and November 3, 2001, was $21.2 million and $15.0 million, respectively. Following is a reconciliation between net loss and comprehensive loss, $(000's):

                                        THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                 -----------------------------------   -----------------------------------
                                 NOVEMBER 2, 2002   NOVEMBER 3, 2001   NOVEMBER 2, 2002   NOVEMBER 3, 2001
                                 ----------------   ----------------   ----------------   ----------------
   Net loss....................      $(2,113)           $(6,814)           $(21,393)          $(10,597)
     Change in minimum pension
        liability, net of
        tax....................         (378)                --                (456)                --
     Net unrealized gain (loss)
        on cash flow hedges,
        net of tax.............          506             (1,717)                685             (4,443)
                                     -------            -------            --------           --------
   Comprehensive loss..........      $(1,985)           $(8,531)           $(21,164)          $(15,040)
                                     =======            =======            ========           ========

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

5. DERIVATIVE FINANCIAL INSTRUMENTS

   The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's swap agreements was a $4.9 million liability at November 2, 2002, a $6.9 million liability at November 3, 2001, and a $6.0 million liability at February 2, 2002. The liability is included in deferred items on the condensed consolidated balance sheets. The adjustment to record the net change in fair value was recorded, net of income taxes, in other comprehensive loss. There was no ineffectiveness during the 39 week period ended November 2, 2002.

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

   SFAS No. 142 requires the presentation of net earnings (loss) and related earnings (loss) per share data adjusted for the effect of goodwill amortization. The following table provides net loss and per share data for the 13 weeks and 39 weeks ended November 2, 2002 and November 3, 2001, adjusted for the impact of goodwill amortization on the results of the prior year period (dollars in thousands, except per share data):

                                           THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                    -----------------------------------   -----------------------------------
                                    NOVEMBER 2, 2002   NOVEMBER 3, 2001   NOVEMBER 2, 2002   NOVEMBER 3, 2001
                                    ----------------   ----------------   ----------------   ----------------
   Net loss:
     Reported continuing
        operations................      $(2,113)           $(6,814)           $(7,333)           $(10,597)
     Add back goodwill
        amortization, net of
        tax.......................           --                131                 --                 370
                                        -------            -------            -------            --------
     Adjusted continuing
        operations................      $(2,113)           $(6,683)           $(7,333)           $(10,227)
                                        =======            =======            =======            ========
   Net loss per common share --
     basic and diluted:
     Reported continuing
        operations................      $ (0.19)           $ (0.60)           $ (0.64)           $  (0.94)
     Goodwill amortization........           --               0.01                 --                0.04
                                        -------            -------            -------            --------
     Adjusted continuing
        operations................      $ (0.19)           $ (0.59)           $ (0.64)           $  (0.90)
                                        =======            =======            =======            ========

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

     The changes in the carrying amount of goodwill are as follows, $(000's):

                                                       DEPARTMENT    FINANCE
                                                         STORE      OPERATIONS    TOTAL
                                                       ----------   ----------   --------
Balance as of February 2, 2002.......................   $ 14,475     $ 1,537     $ 16,012
  Impairment loss recognized.........................    (14,475)     (1,537)     (16,012)
                                                        --------     -------     --------
Balance as of November 2, 2002.......................   $     --     $    --     $     --
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

   On May 2, 2002 the Company announced its plan to close its downtown Dayton, OH department store. During the 39 weeks ended November 2, 2002 the Company recorded pre-tax costs of $0.8 million for inventory markdowns and $0.3 million for severance and other costs. The closing was completed July 25, 2002.

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

   The following is a summary related to the severance and restructuring costs for the 39 weeks ended November 2, 2002, $(000's):

Severance and other costs -- Dayton, OH store:
  Charge recorded...........................................  $  260
  Used for intended purpose.................................    (260)
                                                              ------
  Balance as of November 2, 2002............................  $    0
                                                              ======
Severance and other costs:
  Balance as of February 2, 2002............................  $  537
  Charge recorded...........................................   1,162
  Used for intended purpose.................................  (1,278)
                                                              ------
  Balance as of November 2, 2002............................  $  421
                                                              ======
Executive retirement and other costs:
  Balance as of February 2, 2002............................  $2,175
  Used for intended purpose.................................    (544)
  Balance as of November 2, 2002............................  $1,631
                                                              ======

9. SUBSEQUENT EVENT

   On November 26, 2002, the Directors of Elder-Beerman West Virginia approved the termination of the Stone & Thomas Pension Plan. The defined benefit plan was associated with the acquisition of Stone & Thomas in July 1998. As of November 2002, the plan covered approximately 800 participants of which only 245 are active Elder-Beerman Associates. The Company will record an after-tax charge of approximately $3.2 million in the fourth quarter to terminate the plan. Approximately $4.0 million in cash will be required to finalize the transaction. The Company plans to sell $2.1 million in life insurance policies, representing the cash surrender value as of November 2, 2002, resulting in a net cash outlay of approximately $1.9 million.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

10. SEGMENT REPORTING

   The following table sets forth financial information by segment, $(000's):

                               THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                        -----------------------------------   -----------------------------------
                        NOVEMBER 2, 2002   NOVEMBER 3, 2001   NOVEMBER 2, 2002   NOVEMBER 3, 2001
                        ----------------   ----------------   ----------------   ----------------
Department Store
  Revenues............      $151,596           $154,203           $427,725           $425,548
  Operating loss......        (5,070)            (4,024)           (15,744)           (15,246)
Finance Operations
  Revenues............      $  9,108           $  8,708           $ 27,028           $ 26,449
  Operating profit....         5,192              4,862             16,334             16,443
Segment Subtotal
  Revenues (1)........      $160,704           $162,911           $454,753           $451,997
  Operating profit
     (2)..............           122                838                590              1,197

     (1) Segment revenues is reconciled to reported revenues as follows:

                               THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                        -----------------------------------   -----------------------------------
                        NOVEMBER 2, 2002   NOVEMBER 3, 2001   NOVEMBER 2, 2002   NOVEMBER 3, 2001
                        ----------------   ----------------   ----------------   ----------------
Segment revenues......      $160,704           $162,911           $454,753           $451,997
  Intersegment
     operating charge
     eliminated.......        (2,426)            (2,262)            (6,559)            (6,249)
                            --------           --------           --------           --------
                            $158,278           $160,649           $448,194           $445,748
                            ========           ========           ========           ========

     (2) Segment operating profit is reconciled to loss before income tax benefit as follows:

                               THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                        -----------------------------------   -----------------------------------
                        NOVEMBER 2, 2002   NOVEMBER 3, 2001   NOVEMBER 2, 2002   NOVEMBER 3, 2001
                        ----------------   ----------------   ----------------   ----------------
Segment operating
  profit..............      $   122            $    838           $    590           $  1,197
  Store closing
     costs............           --                  --             (1,038)                --
  Severance and other
     costs............          (48)             (2,669)            (1,162)            (2,669)
  Asset impairment....           --                  --             (1,037)                --
  Interest expense....       (2,884)             (3,386)            (8,492)           (10,205)
  Write down accounts
     receivable.......           --              (4,540)                --             (4,540)
  Other...............         (491)               (890)              (318)              (341)
                            -------            --------           --------           --------
                            $(3,301)           $(10,647)          $(11,457)          $(16,558)
                            =======            ========           ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains "forward-looking statements," including predictions of future operating performance, events or developments such as our future sales, gross margins, profits, expenses, income and earnings per share. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "hopes," and "estimates," and variations of such words and similar expressions, are intended to identify forward-looking statements. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Many factors could materially affect our actual future operations and results. National security threats and warnings could magnify some of those factors. Factors that could materially affect performance include the following: increasing price and product competition; fluctuations in consumer demand and confidence, especially in light of current uncertain general economic conditions; the availability and mix of inventory; fluctuations in costs and expenses; consumer response to the Company's merchandising strategies, advertising, marketing and promotional programs; the effectiveness of management; the timing and effectiveness of new store openings, particularly its new concept stores opened in Fall Season of 2001 (DuBois, PA, Alliance, OH and Kohler, WI) and in Spring Season 2002 (Coldwater, MI); weather conditions that affect consumer traffic in stores; the continued availability and terms of bank and lease financing and trade credit; the outcome of pending and future litigation; consumer debt levels; the impact of any new consumer bankruptcy laws; inflation or deflation and interest rates and the condition of the capital markets. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended November 2, 2002 ("Third Quarter 2002") and November 3, 2001 ("Third Quarter 2001"), and the 39 week periods ended November 2, 2002 ("Nine Months of 2002") and November 3, 2001 ("Nine Months of 2001"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

  Third Quarter 2002 Compared to Third Quarter 2001

     Net sales for the Third Quarter 2002 decreased by 1.7% to $150.9 million from $153.5 million for the Third Quarter 2001. Comparable store sales decreased by 2.2%. Women's accessories, special size sportswear, and furniture had the best performance.

     Financing revenue from the Company's private label credit card increased by 3.7% to $6.7 million for the Third Quarter 2002 compared to $6.4 million for the Third Quarter 2001.

     Other revenue, primarily from leased departments, for the Third Quarter 2002 and the Third Quarter 2001 was $0.7 million.

     Cost of merchandise sold, occupancy, and buying expenses increased to 73.2% of net sales for the Third Quarter 2002 from 71.7% of net sales for the Third Quarter 2001. During the Third Quarter 2002 merchandise gross margins decreased 1.3% versus the Third Quarter 2001, primarily due to increased markdowns and a lower initial mark-up percent.

     Selling, general, administrative, and other expenses decreased to 28.6% of net sales for the Third Quarter 2002 from 34.5% for the Third Quarter 2001. The decrease is primarily due to expense initiatives that have been implemented during 2002. During the Third Quarter 2001 the Company recorded a pre-tax charge of $2.7 million relating to the retirement of the Company's previous chairman, president, and chief executive officer, and expenses incurred for the search for a new chief executive. In addition, a $4.5 million charge was incurred to write down a note receivable from Shoebilee, Inc.

     Depreciation and amortization expense increased to 3.3% of net sales for the Third Quarter 2002 compared to 3.2% of net sales for the Third Quarter 2001. The increase is primarily due to capital expenditures related to the opening of new concept stores. Effective February 3, 2002, goodwill is no longer to be amortized, refer to the Notes to Condensed Consolidated Financial Statements
note 6.

     Interest expense decreased to $2.9 million for the Third Quarter 2002 from $3.4 million for the Third Quarter 2001. The decrease is primarily due to reduced average borrowing.

     An income tax benefit was recorded in the Third Quarter 2002 and the Third Quarter 2001 at a rate of 36.0%.

  Nine Months of 2002 Compared to Nine Months of 2001

     Net sales for the Nine Months of 2002 increased by 0.5% to $425.6 million from $423.5 million for the Nine Months of 2001. Comparable store sales decreased by 2.2%. Women's outerwear, moderate sportswear, special size sportswear, accessories, and furniture had the best performance.

     Financing revenue from the Company's private label credit card for the Nine Months of 2002 was $20.5 million compared to $20.2 million for the Nine Months of 2001.

     Other revenue, primarily from leased departments, for the Nine Months of 2002 and the Nine Months of 2001 was $2.1 million.

     Cost of merchandise sold, occupancy, and buying expenses increased to 73.2% of net sales for the Nine Months of 2002 from 71.7% of net sales for the Nine Months of 2001. During the Nine Months of 2002 merchandise gross margins were reduced 1.0% versus the Nine Months of 2001, primarily due to additional markdowns taken to clear excess inventory and a charge for inventory markdowns of $0.8 million related to the closing of the Company's Downtown Dayton, Ohio store.

     Selling, general, administrative, and other expenses decreased to 29.3% of net sales for the Nine Months of 2002 from 31.7% for the Nine Months of 2001. The decrease is primarily due to expense initiatives that have been implemented and $0.8 million in miscellaneous income from a sale of noncore assets and life insurance proceeds. The decrease was partially offset by: (1) $0.3 million in charges to reflect the write-down of amounts and expenses related to the closing of the downtown Dayton, OH store; (2) $1.2 million recorded for severance costs incurred due to the implementation of expense reduction initiatives, and (3) $1.0 million in charges to write-down long-term assets to their fair value, refer to the Notes to Condensed Consolidated Financial Statements note 8. During the Nine Months of 2001 income of $0.6 million relating to an investment in a cooperative buying group was recorded. Also, during the Nine Months of 2001 the Company recorded pre-tax charges for $2.7 million relating to the retirement of the Company's previous chairman, president, and chief executive officer, and expenses incurred for the search for a new chief executive and a $4.5 million charge to write down a note receivable from Shoebilee, Inc.

     Depreciation and amortization expense increased to 3.5% of net sales for the Nine Months of 2002 compared to 3.4% of net sales for the Nine Months of 2001. The increase is primarily due to capital expenditures related to the opening of new concept stores. Effective February 3, 2002, goodwill is no longer to be amortized, refer to the Notes to Condensed Consolidated Financial Statements note 6.

     Interest expense decreased to $8.5 million for the Nine Months of 2002 from $10.2 million for the Nine Months of 2001. The decrease is primarily due to reduced average borrowing.

     An income tax benefit was recorded in the Nine Months of 2002 and the Nine Months of 2001 at a rate of 36.0%.

     A cumulative effect of a change in accounting principle charge was recorded during the First Quarter 2002 in the amount of $14.1 million, net of tax. This charge was to record the goodwill impairment determined under SFAS No. 142, refer to the Notes to Condensed Consolidated Financial Statements note 6.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under its Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund seasonal working capital needs, debt service, and to provide for capital expenditures.

     Factors that could affect operating cash flows include, but are not limited to, increasing price and product competition, fluctuations in consumer demand and confidence, the availability and quality of inventory, the availability and terms of bank financing and trade credit, consumer debt levels, or a reduction in the finance charges imposed by the Company on its charge card holders.

     The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the Credit Facilities, to meet anticipated seasonal working capital and debt service requirements, as well as capital expenditure requirements.

     Net cash used in operating activities was $2.3 million for the Nine Months of 2002, compared to $9.0 million used in the Nine Months of 2001. A net loss of $21.4 million was recorded in the Nine Months of 2002 compared to a net loss of $10.6 million in the Nine Months of 2001. The First Half 2002 included a pre-tax charge of $1.0 million to write-down long-term assets to their fair value, and a $14.1 million after-tax charge to record the goodwill impairment, refer to the Notes to Condensed Consolidated Financial Statements notes 6 and 8. The seasonal increase in inventory and accounts payable in preparation for the Christmas selling season for the Nine Months of 2002 was $42.4 million and $30.9 million, respectively, a net change of $11.5 million. For the Nine Months of 2001 inventory and accounts payable increased $61.9 million and $42.6 million, respectively, a net change of $19.3 million.

     Net cash used in investing activities was $6.1 million for the Nine Months of 2002, compared to $13.9 million for the Nine Months of 2001. The decrease is due to reduced capital expenditures for store maintenance, remodeling, and data processing. The Company opened three new stores during the Third Quarter 2001.

     For the Nine Months of 2002, net cash provided by financing activities was $9.9 million compared to $25.4 million for the Nine Months of 2001, reflecting improved working capital management, lower operating expenses, and lower capital spending.

     On July 9, 2002, the Company amended and extended its existing Credit Facilities, which were set to expire in May 2003. The early refinancing provides the Company with continued operating flexibility for working capital management and capital expenditures. The amended Credit Facilities will expire in July 2005. The terms and borrowing rates are substantially similar to the predecessor Credit Facilities with the exception of maximum borrowings.

     The amended Revolving Credit Facility provides for borrowings and letters of credit in an aggregate amount up to $135,000,000, reduced from $150,000,000, subject to a borrowing base formula based on seasonal merchandise inventories. There is a $40,000,000 sublimit for letters of credit. The amended Receivable Securitization Facility provides for borrowings up to $135,000,000, reduced from $150,000,000, based on qualified, pledged accounts receivable balances.

     The Company may from time to time consider acquisitions of department store assets and companies. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand from operations or the possible issuance from time to time of long-term debt or other securities. Depending upon the conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

     Income Taxes. The Company has generated net operating loss carryforwards ("NOL's") from previous years. Generally accepted accounting principles require the Company to record a valuation allowance against the deferred tax asset associated with the NOL's if it is more likely than not that the Company will not be able to fully utilize it to offset future taxes. It is possible that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will be able to fully realize the deferred tax assets associated with the NOL's. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL's are realized.

ACCOUNTING STANDARDS AND SUBSEQUENT EVENT

     See the Notes to Condensed Consolidated Financial Statements note 7 for the discussion of the potential effect of recently issued accounting standards on the Company's financial position or results of operations and see Note 9 relative to the subsequent event.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its variable rate borrowing. The Company has entered into a variable to fixed rate interest-rate swap agreements to effectively reduce its exposure to interest rate fluctuations. A hypothetical 100 basis point change in interest rates would not materially affect the Company's financial position, liquidity or results of operations. The Company does not maintain a trading account for any class of financial instrument and is not directly subject to any foreign currency exchange or commodity price risk. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

     (d) Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Elder-Beerman held its annual meeting of shareholders on August 28, 2002. The Board of Directors recommended that the shareholders reelect all ten directors for terms that will expire on the date of the annual meeting of shareholders in 2003. There were 11,528,587 common shares entitled to vote at the meeting. A total of 10,238,303 shares or 88.8% of shares were represented at the meeting.

                                                                 FOR       WITHHELD
                                                              ----------   --------
Byron L. Bergren............................................  10,084,158   154,145
Mark F.C. Berner............................................  10,075,950   162,353
Dennis S. Bookshester.......................................  10,060,801   177,502
Eugene I. Davis.............................................  10,055,080   183,223
Charles Macaluso............................................  10,076,207   162,096
Steven C. Mason.............................................  10,084,648   153,655
Thomas J. Noonan............................................  10,074,248   164,055
Laura H. Pomerantz..........................................  10,081,691   156,612
Jack A. Staph...............................................  10,075,198   163,105
Charles H. Turner...........................................  10,084,131   154,172

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

     (b) On September 12, 2002, the Company filed a Current Report on Form 8-K regarding the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ELDER-BEERMAN STORES CORP.,
                                          an Ohio corporation
Dated: December 11, 2002
                                          By: /s/ EDWARD A. TOMECHKO
                                            ------------------------------------
                                            Edward A. Tomechko
                                              Executive Vice President -- Chief
                                              Financial Officer, Treasurer and
                                              Secretary

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

                                 CERTIFICATIONS

I, Byron L. Bergren, President and Chief Executive Officer, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of The Elder-Beerman Stores Corp.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002
                                          /s/ BYRON L. BERGREN
                                          --------------------------------------
                                          Byron L. Bergren
                                          President and Chief Executive Officer

I, Edward A. Tomechko, Executive Vice President -- Chief Financial Officer, Treasurer and Secretary, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of The Elder-Beerman Stores Corp.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002
                                          /s/ EDWARD A. TOMECHKO
                                          --------------------------------------
                                          Edward A. Tomechko
                                          Executive Vice President -- Chief
                                          Financial Officer, Treasurer and
                                          Secretary