Form 10-K
period 2003-02-01
ELDER BEERMAN STORES CORP
filed 2003-04-18
CIK 32020

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

                  FOR THE FISCAL YEAR ENDED FEBRUARY 01, 2003

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

                             SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock on NASDAQ on the last business day of the registrant's most recently completed second fiscal quarter (i.e. August 3, 2002) ($2.80 per share ): $31,604,835.*

     The number of shares of Common Stock outstanding on April 7, 2003, was 11,581,064.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held on June 5, 2003 (the "2003 Proxy Statement").
---------------

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                   PART I
Item 1.   Business....................................................    1
            Merchandising.............................................    2
            Pricing...................................................    2
            Purchasing and Distribution...............................    2
            Information Systems.......................................    3
            Marketing.................................................    3
            Credit Card Program.......................................    3
            Customer Service..........................................    4
            Seasonality...............................................    4
            Competition...............................................    4
            Associates................................................    4
            Available Information.....................................    4
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7
            Executive Officers of the Registrant......................    7

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters.......................................    8
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussions and Analysis of Financial Condition
            and Results of Operations.................................   10
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   16
Item 8.   Financial Statements and Supplementary Data.................   16
            Independent Auditors' Report..............................   17
            Consolidated Statements of Operations.....................   18
            Consolidated Balance Sheets...............................   19
            Consolidated Statements of Shareholders' Equity...........   20
            Consolidated Statements of Cash Flows.....................   21
            Notes to Consolidated Financial Statements................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   41

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   41
Item 11.  Executive Compensation......................................   41
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................   41
Item 13.  Certain Relationships and Related Transactions..............   42
Item 14.  Disclosure Controls and Procedures..........................   42

                                                                        PAGE
                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   43
            SIGNATURES................................................   44
            CERTIFICATIONS............................................   46
            INDEX TO EXHIBITS.........................................   48

                                     PART I

     This Annual Report on Form 10-K contains "forward-looking statements," including predictions of future operating performance, events or developments such as our future sales, gross margins, profits, expenses, income and earnings per share. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "hopes," and "estimates," and variations of such words and similar expressions, are intended to identify forward-looking statements. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Many factors could materially affect our actual future operations and results. Factors that could materially affect performance include the following: increasing price and product competition; fluctuations in consumer demand and confidence, especially in light of current uncertain general economic conditions; the availability and mix of inventory; fluctuations in costs and expenses; consumer response to the Company's merchandising strategies, advertising, marketing and promotional programs; the effectiveness of management; the timing and effectiveness of new store openings, particularly its new stores opened in the last two years; weather conditions that affect consumer traffic in stores; the continued availability and terms of bank and lease financing and trade credit; the outcome of pending and future litigation; consumer debt levels; the impact of any new consumer bankruptcy laws; inflation and interest rates and the condition of the capital markets. National security threats and war with Iraq could magnify some of these factors. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

     The Elder-Beerman Stores Corp. ("Elder-Beerman" or the "Company," except where the context otherwise requires, references to the "Company" refer to Elder-Beerman and its subsidiaries, as described below) has been operating department stores since 1847. Elder-Beerman operates department stores that sell a wide range of moderate to better branded merchandise, including women's, men's and children's apparel and accessories, cosmetics, home furnishings, and other consumer goods. In addition, the Company operates a credit card program through its wholly-owned subsidiary, The El-Bee Chargit Corp. ("Chargit"). See Note O to the Consolidated Financial Statements for financial information about the business segments. As of fiscal year end 2002, Elder-Beerman operated 66 department stores and two furniture stores, principally in smaller to midsize Midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania. See "Properties."

     The Company's historical competitive advantage is its niche in smaller cities. In many of these cities, there is only one shopping mall or major shopping center, and the Company is a main department store anchor along with J.C. Penney, Sears, or a discount retailer such as Kohl's, Target or Wal-Mart. The Company seeks to differentiate itself from its competitors through customer service and convenience by offering fashion-oriented merchandise with name brand vendors (e.g., cosmetics lines such as Estee Lauder, Clinique, Lancome and Elizabeth Arden; and clothing lines such as Liz Claiborne, Tommy Hilfiger, Sag Harbor, Alfred Dunner, Leslie Fay, Chaps by Ralph Lauren and Izod; and home store lines such as T-Fal, Wamsutta, Pfaltzgraf and Atlantic). The larger metropolitan department stores have tended to bypass smaller midwestern cities, leaving Elder-Beerman as the dominant department store in many of its smaller markets.

     The Company's long-term business plan is designed to accomplish its strategy by (a) focusing on its strengths as the major retailer in its smaller markets; (b) competing with traditional department store competitors through emphasis on timely product assortments offering fashion and value, competitive pricing and promotions, and customer service; (c) competing with moderate priced department stores and discounters through merchandise advantages in branded areas and competitive pricing and promotions in appropriate markets and product areas; and (d) focusing price/product competition in key basic merchandising areas.

  Merchandising

     The Company carries a broad assortment of goods to provide the fashion, selection and value found in leading department stores that feature branded merchandise. Although all stores stock similar core assortments, specific types of goods are distributed to stores based on the particular characteristics of the local market. In addition, through continued efforts to develop better processes and stronger partnerships with its most significant vendors, the Company uses technology and focused merchandising and distribution processes to reduce logistics costs and increase the speed in moving merchandise from the vendor to the selling floor.

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

     For the 52 weeks ended February 1, 2003 ("Fiscal 2002"), the 52 weeks ended February 2, 2002 ("Fiscal 2001"), and the 53 weeks ended February 3, 2001 ("Fiscal 2000"), the Company's percentages of net sales by major merchandise category were as follows:

                         THE ELDER-BEERMAN STORES CORP.
                           RETAIL SALES BY DEPARTMENT

                                                              2002    2001    2000
MERCHANDISE CATEGORY                                            %       %       %
--------------------                                          -----   -----   -----
Women's Ready to Wear & Intimate............................   32.5%   32.9%   32.5%
Accessories, Shoes & Cosmetics..............................   25.2%   24.2%   23.6%
Men's & Children's..........................................   20.8%   22.1%   23.1%
Home Store..................................................   21.5%   20.8%   20.8%
                                                              -----   -----   -----
TOTAL RETAIL................................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

  Pricing

     All pricing decisions are made at the Company's corporate headquarters. The Company's pricing strategy is designed to provide superior quality and value by offering competitive prices in all of its businesses. The Company's management information systems provide timely sales and gross margin reports that identify sales and gross margins by item and by store and provide management with the information and flexibility to adjust prices and inventory levels as necessary.

  Purchasing and Distribution

     Merchandise is generally shipped from vendors, through three consolidation points, to the Company's 300,000 square foot Distribution Center in Fairborn, Ohio. More than 90% of all receipts that flow through the Distribution Center are loaded into trailers for store distribution by the Distribution Center staff. In addition, nearly 100% of the merchandise is shipped prepackaged and ticketed for immediate placement on the selling floor. Merchandise for individual stores is typically processed through the Distribution Center within 48 hours of its receipt at the Distribution Center.

Deliveries are made from the Distribution Center to each store one to seven times per week depending on the store size and the time of year.

     Incoming merchandise received at the Distribution Center is inspected for quality control. The Company has a fully automated, state-of-the-art vendor compliance system to track vendor compliance with the Company's logistics guidelines. Vendors that do not comply with guidelines are charged specified fees depending upon the degree of non-compliance. These fees are intended to be a deterrent to non-compliance as well as to offset higher costs associated with the processing of, and payment for, such merchandise.

     The Company continues to improve its logistics systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit.

  Information Systems

     The Company's merchandising activities are controlled by a series of on-line systems, including a point-of-sale and sales reporting system, a purchase order management system, a receiving system and a merchandise planning system. These integrated systems track merchandise from the order stage through the selling stage and provide valuable supply chain information to drive sales performance and improve inventory management. The Company's core merchandising systems assist in ordering, allocating and replenishing merchandise assortments for each store based on specific characteristics and recent sales trends. The Company's point of sale systems include bar code scanning and electronic credit and check authorization, all of which allow the Company to capture customer specific sales data for use in its merchandising system. Other systems allow the Company to identify and mark down slow moving merchandise and to maintain planned levels of in-stock positions in basic items, such as jeans and basic women's tops. These systems have enabled the Company to more efficiently manage its inventory and reduce costs. The Company has also developed an automated store personnel scheduling system to efficiently schedule sales staff. This system is designed to optimize labor scheduling to improve customer service, particularly during peak selling periods.

  Marketing

     The Company's primary target customers are women between the ages of 35 and 55 with annual household incomes of more than $50,000. Advertising messages are focused on communicating the Company's merchandise offering and the strong quality/value relationship in that offering. The Company employs advertising programs that include print and broadcast as well as creative in-store signage, displays and special promotions. Newspaper inserts are used on a regular cadence. The Company also uses television and radio in markets where it is productive and cost efficient. The Company uses a database targeting system that allows focused direct mail to our preferred charge customers, those most likely to respond to a merchandise offering.

  Credit Card Program

     The Company operates a credit card program through its wholly-owned subsidiary, Chargit. The Company considers its credit card program to be a critical component of its retailing concept because it (i) allows the Company to identify and regularly contact its best customers, (ii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising programs, and (iii) enhances customer loyalty. The Company's most active charge customers are awarded a Preferred, Chairman's Preferred or Chairman's Select card based on their level of annual purchases. Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts, and invitations to private, "Preferred Only" sales. In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card.

     The Company administers its credit card program through a dedicated in-house staff located in the Company's corporate office. All phases of the credit card operation are handled by Chargit except the processing of customer mail payments, which is performed pursuant to a retail lockbox agreement with a bank. The Company's fully computerized credit systems analyze customer payment histories, automatically approve or reject new sales at point of sale and enable account representatives to manage delinquent account collections. Decisions whether to issue a credit card to an applicant are made on the basis of a credit scoring system.

  Customer Service

     Elder-Beerman has a strong tradition of providing friendly customer service. The Company has enhanced its customer service image and is creating a customer-oriented store environment by (a) centralizing customer service at highly visible points in the store and assuring that they are always staffed;
(b) deploying a POS system to expedite the sales completion process and provide additional marketing and sales support functions at point of service, such as a stock locator system that helps sell merchandise to customers currently not in stock in that particular store; (c) using training and recruiting practices to instill a culture of customer friendly, helpful, and responsive sales associates; and (d) reducing nonselling activities in the stores.

  Seasonality

     The department store business is seasonal, with a high proportion of sales and operating income generated in November and December. Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the holiday season when the Company carries significantly higher inventory levels. Consumer spending in the peak retail season may be affected by many factors outside the Company's control, including competition, consumer demand and confidence, weather that affects consumer traffic and general economic conditions. A failure to generate substantial holiday season sales could have a material adverse effect on the Company.

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

  Associates

     On February 1, 2003, the Company had approximately 6,053 regular and part-time associates. The number of associates rises to a peak in the holiday season due to the seasonal nature of the retail business. None of the Company's associates are represented by a labor union. The Company's management considers its relationships with its associates to be satisfactory.

  Available Information

     The Company makes available free of charge on or through its Internet website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such information is electronically filed with the Securities an Exchange Commission. The Corporate Web site address is www.elder-beerman.com.

ITEM 2.  PROPERTIES

     As of February 1, 2003, Elder-Beerman operated 66 department stores and two furniture stores, principally in smaller midwestern markets in Ohio, West Virginia, Indiana, Illinois, Michigan, Wisconsin, Kentucky and Pennsylvania. Substantially all of the Company's stores are leased properties. The Company owns, subject to a mortgage, a 302,570 square foot office/warehouse facility located in Dayton, Ohio, which serves as its principal executive offices. The Company also leases an approximately 300,000 square foot distribution center in Fairborn, Ohio.

     The following table sets forth certain information with respect to Elder-Beerman's department store locations operating as of February 1, 2003, the end of Elder-Beerman's most recently completed fiscal year:

                         THE ELDER-BEERMAN STORES CORP.
                            STORE SUMMARY BY REGION

                                               TOTAL
                                              SQUARE     DATE
STATE/CITY                 LOCATION            FEET     OPENED   OWN/LEASE
----------        --------------------------  -------   ------   ---------
OHIO
Alliance          Carnation Mall               55,552   10/01     Lease
Athens            University Mall              42,829   09/88     Lease
Bowling Green     Woodland Mall                40,700   04/87     Lease
Chillicothe       Chillicothe Mall             55,940   05/81     Lease
                  Home Store                   17,609   11/90     Lease
Cincinnati        Forest Fair Mall            149,462   04/89     Lease
Dayton            Centerville Place           191,400   08/66     Lease
Dayton            Fairfield Commons           151,740   10/93     Lease
Dayton            Southtowne Furniture        121,000   01/76     Lease
Dayton            Northwest Plaza             217,060   02/66     Lease
Dayton            Dayton Mall                 212,000   07/98     Lease
Dayton            Salem Furniture             124,987   11/72     Own
Dayton            Kettering Town Center        82,078   10/98     Lease
Dayton            Northpark Center            101,840   10/94     Lease
Defiance          Northtowne Mall              51,333   04/86     Lease
Fairborn          Distribution Center         300,000   12/90     Lease
Findlay           Findlay Village Mall         74,825   07/90     Lease
Franklin          Middletown (Towne Mall)     118,000    1977     Own
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

                                               TOTAL
                                              SQUARE     DATE
STATE/CITY                 LOCATION            FEET     OPENED   OWN/LEASE
----------        --------------------------  -------   ------   ---------
Toledo            Woodville                   100,000   08/85     Lease
Toledo            Westgate                    154,000   08/85     Lease
Wooster           Wayne Towne Plaza            53,689   06/94     Lease
Zanesville        Colony Square                70,346   09/85     Own
WEST VIRGINIA
Beckley           Raleigh Mall                 50,210   07/98     Lease
Bridgeport        Meadowbrook Mall             70,789   07/98     Lease
                  Home Store                   74,723   07/98     Lease
Huntington        Huntington Mall              75,640   07/98     Lease
Kanawha City      Kanawha Mall                 41,270   07/98     Lease
Morgantown        Morgantown Mall              70,790   09/90     Lease
Morgantown        Mountaineer Mall             70,470   07/98     Lease
Vienna            Grand Central Mall          106,000   07/98     Lease
Winfield          Liberty Square Center        67,728   07/98     Lease
INDIANA
Anderson          Mounds Mall                  66,703   07/81     Lease
Columbus          Columbus Mall                73,446   02/90     Lease
Elkhart           Concord Mall                104,000   11/85     Lease
Jasper            Germantown Shopping Center   55,000   11/00     Lease
Kokomo            Kokomo Mall                  75,704   10/87     Lease
Marion            North Park Mall              55,526   11/78     Lease
Muncie            Muncie Mall                  80,000   10/97     Lease
Richmond          Downtown                    100,000   08/74     Lease
Terre Haute       Honey Creek Mall             70,380   08/73     Lease
Warsaw            Market Place Center          56,120   10/99     Lease
MICHIGAN
Adrian            Adrian Mall                  54,197   08/87     Lease
Benton Harbor     The Orchards Mall            70,428   10/92     Lease
Coldwater         Willow Brook Village         54,766   03/02     Lease
Howell            Grand River Plaza            74,873   09/00     Lease
Jackson           Westwood Mall                70,425   09/93     Lease
Midland           Midland Mall                 64,141   10/91     Lease
Monroe            Frenchtown Square            98,887   04/88     Lease
Muskegon          Lakeshore Marketplace        87,185   10/95     Lease
ILLINOIS
Danville          Village Mall                 77,300   07/86     Lease
Mattoon           Cross Country Mall           54,375   03/78     Lease
WISCONSIN
Beloit            Beloit Mall                  62,732   10/93     Lease
Green Bay         Bay Park Square Mall         75,000   09/95     Lease
Kohler            Deer Trace Plaza             54,541   10/01     Lease

                                               TOTAL
                                              SQUARE     DATE
STATE/CITY                 LOCATION            FEET     OPENED   OWN/LEASE
----------        --------------------------  -------   ------   ---------
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     Byron L. Bergren, age 56, has served as President and Chief Executive Officer of the Company since February 2002. Prior to this time, Mr. Bergren served as Chairman of the Southern Division of Belk Stores, Inc. ("Belk") from 1999 to February 2002. Prior to that he served as Managing Partner of the Belk Lindsey division of Belk from 1992 to 1999; Senior Vice President of Corporate Sales Promotion and Marketing of Belk from 1991 to 1992; and Senior Vice President of Merchandising and Marketing of the Belk Charlotte division from 1988 to 1991.

     Edward A. Tomechko, age 54, has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Elder-Beerman since June 2002. Prior to this time he was a Managing Partner of M.E. Thomas & Associates, LLC, a business advisory firm, from October 2000 to May 2002. Prior to that, he served as Chief Executive Officer of Net Radio Corp., a media distribution company, from January 1999 to October 2000. He served as that company's Senior Vice President and Chief Financial Officer from August 1998 to December of 1998. Prior to that, he served as Senior Vice President, Chief Financial Officer of David's Bridal, a specialty retailer, from April 1997 to May 1998.

     James M. Zamberlan, age 56, has served as Executive Vice President, Stores of Elder-Beerman since July 1997. Prior to this time, Mr. Zamberlan served as Executive Vice President of Stores for Bradlee's, Inc. from September 1995 to January 1997 and also served as Senior Vice President of Stores for the Lazarus Division of Federated from November 1989 to August 1995.

     Steven D. Lipton, age 51, has served as Senior Vice President, Controller of Elder-Beerman since March 1996. Prior to this time, Mr. Lipton served as Operating Vice President of Payroll for Federated Financial & Credit Services from September 1994 to January 1996 and served as Vice President and Controller of the Lazarus Division of Federated from February 1990 to August 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, without par value, (the "Common Stock") is listed on the Nasdaq Stock Market ("NASDAQ") and is designated a NASDAQ/National Market System Security trading under the symbol EBSC.

     The number of shareholders of record as of April 7, 2003 was 2,008.

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

     The Company's high and low stock prices by quarter for Fiscal 2002 and Fiscal 2001 are set forth below:

                                                        2002            2001
                                                    -------------   -------------
                                                    HIGH     LOW    HIGH     LOW
                                                    -----   -----   -----   -----
First Quarter.....................................  $3.73   $1.54   $4.00   $2.63
Second Quarter....................................   3.57    2.08    4.00    2.86
Third Quarter.....................................   3.00    1.75    4.38    2.75
Fourth Quarter....................................   3.00    1.02    3.30    2.56

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth various selected financial information for the Company as of and for the fiscal years ended February 1, 2003, February 2, 2002, February 3, 2001, January 29, 2000, and January 30, 1999. Such selected consolidated financial information should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, set forth in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Form 10-K.

                                                          FISCAL YEAR ENDED
                               ------------------------------------------------------------------------
                               FEB 1, 2003   FEB 2, 2002   FEB 3, 2001(A)   JAN 29, 2000   JAN 30, 1999
                               -----------   -----------   --------------   ------------   ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Total Revenues...............   $670,618      $673,516        $687,630        $667,374       $610,969
Earnings (Loss) Before
  Discontinued Operations and
  Cumulative Effect of
  Changes in Accounting
  Principles (b).............   $    945      $   (920)       $ (6,824)       $ 18,015       $ 25,864
Cumulative Effect of Changes
  in Accounting Principles...   $(15,118)
Net Earnings (Loss)..........   $(14,173)     $   (920)       $ (6,735)       $ 15,228       $ 25,461
Diluted Earnings (Loss) Per
  Common Share:
  Continuing Operations......   $   0.08      $  (0.08)       $  (0.51)       $   1.17       $   1.79
  Discontinued Operations....                                     0.01           (0.18)         (0.03)
  Cumulative Effect of
     Changes in Accounting
     Principles..............   $  (1.32)
                                --------      --------        --------        --------       --------
     Net Earnings (Loss).....   $  (1.24)     $  (0.08)       $  (0.50)       $   0.99       $   1.76
                                ========      ========        ========        ========       ========
Cash Dividends Paid:
  Common.....................   $     --      $     --        $     --        $     --       $     --
  Preferred..................   $     --      $     --        $     --        $     --       $     --
BALANCE SHEET DATA
Total Assets.................   $411,048      $451,062        $455,317        $454,168       $453,268
Short-Term Debt..............      5,456         5,531           1,509         131,086            951
Long-Term Obligations........    115,127       148,489         165,632           6,130        121,507
OTHER DATA
Sales Increase (Decrease)
  From Prior Period..........      (0.5%)        (2.0%)            2.9%            9.6%           9.7%
Comparable Sales Increase
  (Decrease) From Prior
  Period.....................      (2.4%)        (3.6%)           (0.8%)           2.0%           4.1%

---------------

Notes to Selected Historical Financial Data:

(a) Fiscal Year ended February 3, 2001 includes 53 weeks as compared to 52 weeks for each of the other fiscal years shown.

(b) The financial information for The Bee-Gee Shoe Corp. ("Bee-Gee") is included as discontinued operations for all periods.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                FISCAL 2002
                                      ---------------------------------------------------------------
                                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                      -------------   --------------   -------------   --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues......................    $149,012         $140,904        $158,278         $222,424
Earnings (Loss) Before Cumulative
  Effect of Changes in Accounting
  Principles........................    $ (3,481)        $ (1,739)       $ (2,113)        $  8,278
Net Earnings (Loss).................    $(18,599)        $ (1,739)       $ (2,113)        $  8,278
Diluted Earnings (Loss) Per Common
  Share Before Cumulative Effect of
  Changes in Accounting
  Principles........................    $  (0.31)        $  (0.15)       $  (0.19)        $   0.72
Net Earnings (Loss).................    $  (1.64)        $  (0.15)       $  (0.19)        $   0.72

                                                                FISCAL 2001
                                      ---------------------------------------------------------------
                                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                      -------------   --------------   -------------   --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues......................    $147,347         $137,752        $160,649         $227,768
Net Earnings (Loss).................    $   (212)        $ (3,571)       $ (6,814)        $  9,677
Diluted Earnings (Loss) Per Common
  Share:............................    $  (0.02)        $  (0.32)       $  (0.60)        $   0.84

---------------
Note to Selected Financial Data:

     Effective February 3, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets, and reduced earnings by $14,060 for the cumulative effect of a change in accounting principle. Also, effective February 3, 2002 the Company changed its method of accounting for unrecognized actuarial gains and losses related to pension benefits and reduced earnings by $1,058 for the cumulative effect of a change in accounting principle.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for Fiscal 2002, Fiscal 2001 and Fiscal 2000. The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 8.

RESULTS OF OPERATIONS

  Fiscal 2002 Compared to Fiscal 2001

     Net sales for Fiscal 2002 decreased by 0.5% to $639.8 million from $643.1 million for Fiscal 2001. Comparable store sales, sales for stores opened for 13 months, decreased 2.4%. Women's accessories and outerwear, domestics, and furniture had the strongest sales increases. Sales for the Fourth Quarter 2002 were impacted by a shorter "holiday selling period." There were 26 shopping days between Thanksgiving and Christmas 2002, whereas the 2001 holiday selling period had 32 selling days.

     Finance revenues increased to $27.6 million in Fiscal 2002, an increase of 1.1% over Fiscal 2001 revenues of $27.3 million. This increase was primarily due to increased credit sales of $297.4 million in Fiscal 2002, an increase of 7.2% over Fiscal 2001 credit sales of $277.4 million. This increase was partially offset by a reduction in average days sales outstanding of accounts receivable to 152 days in Fiscal 2002 compared to 167 days in Fiscal 2001. Additionally, credit card penetration increased to 46.5% of net sales in Fiscal 2002 from 43.1% of net sales in Fiscal 2001.

     Other revenue, which is primarily from leased departments, for both Fiscal 2002 and Fiscal 2001 was $3.2 million.

     Cost of merchandise sold, occupancy, and buying expenses increased to 72.2% of net sales for Fiscal 2002 from 71.5% of net sales for Fiscal 2001. During Fiscal 2002 merchandise gross margins decreased 0.3% as a result of markdowns to clear merchandise as a result of initiatives to change the merchandise mix assortment, and additional markdowns of $0.8 million related to the closing of the Company's downtown Dayton, Ohio store. Annual buying and occupancy costs increased 0.3% as the Company opened five new stores during Fiscal 2001 and 2002. For Fourth Quarter 2002, the largest volume quarter, merchandise gross margin improved by 1.1%. Additionally, Fourth Quarter 2002 margins were impacted by $0.4 million due to a favorable annual physical inventory result. Fourth Quarter 2002 gross margins reflect the favorable results of the initiatives to improve the quality of inventory as we reduced the overall amount of inventory (improved turnover and inventory freshness) which resulted in lower markdowns.

                                                        FISCAL                              FOURTH QUARTER
                                          ----------------------------------      ----------------------------------
                                               2002               2001                 2002               2001
                                          ---------------    ---------------      ---------------    ---------------
                                                (DOLLARS IN THOUSANDS)                  (DOLLARS IN THOUSANDS)
Net Sales...............................  639,848   100.0%   643,052   100.0%     214,212   100.0%   219,571   100.0%
Gross Margin............................  226,388    35.4%   229,374    35.7%      75,806    35.4%    75,283    34.3%
                                          -------            -------              -------            -------
Cost of Merchandise Sold................  413,460    64.6%   413,678    64.3%     138,406    64.6%   144,288    65.7%
Buying and Occupancy Costs..............   47,763     7.5%    46,208     7.2%      12,057     5.6%    12,052     5.5%
Store Closing Markdowns.................      778     0.1%
                                          -------            -------              -------            -------
Cost of Goods Sold (including Buying and
  Occupancy)............................  462,001    72.2%   459,886    71.5%     150,463    70.2%   156,340    71.2%
                                          =======            =======              =======            =======

     Selling, general, administrative, and other expenses decreased to 27.4% of net sales for Fiscal 2002 from 28.2% for Fiscal 2001. The net reduction in costs is primarily due to expense initiatives that have already been implemented in fiscal 2002 and $0.8 million in miscellaneous income from a sale of noncore assets and life insurance proceeds. Fiscal 2002 expenses include: (1) $0.3 million in costs related to the closing of the downtown Dayton, Ohio store; (2) $1.2 million for severance costs to implement expense reductions; (3) $0.4 million for relocation and search fees for a new chief executive officer and chief financial officer; (4) $1.0 million in charges to write-down long-term assets to their fair value; this was comprised of $0.6 million related to the building located in Charleston that the Company has a letter of intent to purchase and $0.4 million related to the write-down of the asset value for the Erie location; and (5) $3.6 million in charges related to the immediate recognition of actuarial losses arising in 2002 associated with the Stone & Thomas defined benefit pension plan. Fiscal 2001 costs include charges of $3.3 million related to the retirement of the Company's previous chairman, president, and chief executive officer, and expenses related to the search for a new chief executive, and $4.3 million in charges to write-off the receivable from Shoebilee Inc., which was offset by expense initiatives that have been implemented as part of the Company's strategic plan, and $0.6 million in income related to recovery of an investment in a cooperative buying group.

     Depreciation and amortization expense for Fiscal 2002 increased $0.5 million to $20.1 million from $19.6 million for Fiscal 2001. The increase is primarily due to capital expenditures related to the opening of new stores.

     Interest expense decreased to $11.3 million for Fiscal 2002 from $13.6 million for Fiscal 2001. The decrease is primarily due to lower borrowing needs throughout the year.

     The Company's effective income tax rate is 46.5% in Fiscal 2002 compared with an income tax rate of 8.2% in Fiscal 2001. The effective income tax rate for both years was affected by state tax expense based on gross receipts versus net income and non-deductible items. Non-deductible items consist primarily of officers' life insurance and meals and entertainment expense and also included goodwill in Fiscal 2001.

     A cumulative effect of a change in accounting principle was recorded during the First Quarter 2002 in the amount of $14.1 million, net of tax, relating to goodwill impairment as required under SFAS No. 142, Goodwill and Other Intangible Assets. Also in the First Quarter 2002 a cumulative effect of a change in accounting principle was recorded in the amount of $1.1 million, net of tax, relating to the change in method for recording actuarial losses for the Stone & Thomas defined benefit pension plan.

  Fiscal 2001 Compared to Fiscal 2000

     Net sales for Fiscal 2001 decreased by 2.0% to $643.1 million from $656.2 million for Fiscal 2000. Comparable store sales, sales for stores opened for 13 months and excluding the 53(rd) week of sales in Fiscal 2000, decreased 3.6%. Women's special size sportswear, junior sportswear, and furniture had the strongest sales increases.

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

     Selling, general, administrative, and other expenses decreased to 28.2% of net sales for Fiscal 2001 from 29.3% for Fiscal 2000. Fiscal 2001 costs include charges of $3.3 million related to the retirement of the Company's former chairman, president, and chief executive officer, and expenses related to the search for a new chief executive, and $4.3 million in charges to write off the receivable from the Shoebilee divestiture, which was offset by expense initiatives that have been implemented as part of the Company's strategic plan, and $0.6 million in income related to recovery of an investment in a cooperative buying group. Fiscal 2000 costs include charges of $3.8 million, primarily severance, to implement the Company's strategic plan, $3.3 million related to the closing of three stores, and income of $0.7 million related to a recovery of an investment in a cooperative buying group.

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

     The Company's effective income tax benefit rate is 8.2% in Fiscal 2001 compared to an income tax benefit rate of 31.6% in Fiscal 2000. The effective income tax benefit rate for both years was affected by state tax expense based on gross receipts versus net income and non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under its Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities").

The Company's primary ongoing cash requirements are to fund debt service, finance working capital, and make capital expenditures.

     Factors that could affect operating cash flows include, but are not limited to, increasing price and product competition, fluctuations in consumer demand and confidence, the availability and quality of inventory, the availability and terms of bank financing and trade credit, consumer debt levels, and changes in the finance charges imposed by the Company on its charge card holders.

     The Company believes that it will generate sufficient cash flow from operations, as supplemented seasonally by its available borrowings under the Credit Facilities, to service debt requirements, meet anticipated working capital needs and to make capital expenditures.

     Net cash provided by operating activities was $46.6 million for Fiscal 2002, compared to $41.5 million in Fiscal 2001. A net loss was recorded in Fiscal 2002 of $14.2 million. During Fiscal 2002 non-cash after-tax charges of $14.1 million relating to the goodwill impairment and $1.1 million relating to the change in method for recording actuarial losses for the Stone & Thomas defined benefit pension plan were recorded. Additionally, 2002 included non-cash pre-tax charges of $1.0 million to write-down long-term assets to their fair value and $3.3 million for the immediate recognition of losses arising in 2002 associated with the change in method for recording actuarial losses for the Stone & Thomas defined benefit pension plan. A net loss was recorded in Fiscal 2001 of $0.9 million, including pre-tax charges of $3.3 million related to the retirement of the Company's former chairman, president, and chief executive officer, and expenses recorded for the search for a new chief executive, and $4.3 million to write-down the receivable from Shoebilee. Increased productivity of our merchandise inventories, through lower overall levels and improved merchandise presentations and assortments, reduced inventory by $13.0 million in Fiscal 2002 compared to a $2.4 million decrease in Fiscal 2001.

     Net cash used in investing activities was $8.0 million for Fiscal 2002, compared to $18.9 million for Fiscal 2001. Capital expenditures for new stores, store maintenance, remodeling, and data processing totaled $8.3 million for Fiscal 2002 compared to $19.1 million for Fiscal 2001.

     For Fiscal 2002, net cash used in financing activities was $36.0 million compared to $23.4 million used in financing activities for Fiscal 2001. In Fiscal 2002 and Fiscal 2001 the Company utilized cash provided by operating activities to reduce borrowings. In fiscal 2002 long-term debt was reduced by $33.4 million, and in Fiscal 2001 long-term debt was reduced $17.1 million.

     On July 9, 2002, the Company amended and extended its existing Credit Facilities, which were due to expire in May 2003. The early refinancing provides the Company with continued operating flexibility for working capital requirements and capital expenditures. The amended Credit Facilities will expire in July 2005. The terms and borrowing rates are substantially similar to the predecessor Credit Facilities. The amended Revolving Credit Facility provides for borrowings and letters of credit in an aggregate amount up to $135,000,000, reduced from $150,000,000, subject to a borrowing base formula based on merchandise inventories. There is a $40,000,000 sublimit for letters of credit. The amended Receivable Securitization Facility provides for borrowings up to $135,000,000, reduced from $150,000,000, based on qualified, pledged accounts receivable balances.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following data is provided to facilitate an understanding of the Company's contractual obligations and commercial commitments:

                                                     PAYMENTS DUE BY PERIOD
                                       --------------------------------------------------
                                                  WITHIN     2 - 3      4 - 5    AFTER 5
                                        TOTAL     1 YEAR     YEARS      YEARS     YEARS
                                       --------   -------   --------   -------   --------
                                                     (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
  Long-Term Debt.....................  $114,931   $ 2,010   $110,821   $   400   $  1,700
  Capital Lease Obligations..........     5,652     3,446      2,108        98         --
  Operating Leases...................   279,012    25,052     48,941    44,165    160,854
                                       --------   -------   --------   -------   --------
Total Contractual Cash Obligations...  $399,595   $30,508   $161,870   $44,663   $162,554
                                       ========   =======   ========   =======   ========

                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       --------------------------------------------------
                                                  WITHIN     2 - 3      4 - 5    AFTER 5
                                        TOTAL     1 YEAR     YEARS      YEARS     YEARS
                                       --------   -------   --------   -------   --------
                                                     (DOLLARS IN THOUSANDS)
OTHER COMMERCIAL COMMITMENTS
  Standby Letters of Credit..........  $ 10,978   $ 9,246   $  1,732
  Import Letters of Credit...........     1,247     1,247         --
                                       --------   -------   --------
Total Commercial Commitments.........  $ 12,225   $10,493   $  1,732
                                       ========   =======   ========
Total Contractual Cash Obligations
  and Commercial Commitments.........  $411,820   $41,001   $163,602   $44,663   $162,554
                                       ========   =======   ========   =======   ========

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

     Inventory Valuation. Merchandise inventories are valued by the retail inventory method ("RIM") applied on a last-in, first-out ("LIFO") basis and are stated at the lower of cost or market. Under the RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. Inherent in the RIM calculation are certain management judgements and estimates including, but not limited to, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation and resulting gross margins. These estimates, coupled with the fact that the RIM is an averaging process, can produce distorted cost figures under certain circumstances. Distortions could occur primarily by applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that include different rates of gross profit, such as seasonal merchandise. To reduce the potential for such distortion in the inventory valuation, the Company's RIM utilizes over 250 departments within 18 LIFO inventory pools in which fairly homogenous classes of merchandise are grouped. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

     Long-lived Assets. In evaluating the carrying value and future benefits of long-lived assets, management performs a comparison of the anticipated undiscounted future net cash flows of the related long-lived asset to their carrying amount in accordance with SFAS No. 144. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective February 3, 2002. Management believes at this time that the long-lived assets carrying values and useful lives to be appropriate.

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

     Pension Liability. The Company annually evaluates pension benefits for its defined benefit plan, including all relevant assumptions required by accounting principles generally accepted in the United States of America. Due to the technical nature of pension accounting, the Company uses an outside actuary to provide assistance in calculating the estimated future obligation associated with this plan. Since there are many estimates and assumptions involved in calculating pension benefits, differences between actual future events and prior year estimates and assumptions could result in adjustments to pension expense and the related obligation. Such assumptions include the discount rate and the expected long-term rate of return on the related plan assets. As previously discussed, the Company changed its method of accounting for net unrecognized actuarial gains and losses associated with this plan to immediate recognition into income or expense. As a result of this change, the Company recorded a cumulative effect of accounting change in fiscal 2002. In anticipation of the termination of this plan in 2003, the Company also adjusted the discount rate used to calculate pension benefits and the expected long-term rate of return on plan assets.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 primarily rescinds SFAS No. 4 which allowed gains or losses from the extinguishment of debt to be classified as an extraordinary item. As a result, the criteria set forth by Accounting Principals Board ("APB") Opinion No. 30 will now be used to classify those gains or losses. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early application encouraged. Management does not believe the adoption of SFAS No. 145 will have a material impact on the financial statements.

     In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 changes the timing of when companies recognize costs associated with exit or disposal activities, so that the costs would generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and could result in the Company recognizing the costs of future exit or disposal activities over a period of time as opposed to as a single event.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under a guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. There was no material impact on the financial statements under this provision.

     The Emerging Issues Task Force ("EITF") released Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, in November 2002, applicable for new arrangements entered into after December 31, 2002. Effective January 31, 2003, the Company adopted EITF Issue No. 02-16. The adoption did not have an impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company continues to measure compensation cost for stock options issued for employees and directors using the intrinsic value based method of accounting in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company complied with the annual disclosure requirements under SFAS No. 148 for Fiscal 2002.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
The Elder-Beerman Stores Corp.:

     We have audited the accompanying consolidated balance sheets of The Elder-Beerman Stores Corp. and subsidiaries (the "Company") as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of February 1, 2003 and February 2, 2002 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note B to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 in the fiscal year ended February 1, 2003. In addition, as discussed in Note H to the financial statements, the Company changed its method of accounting for unrecognized actuarial gains and losses related to pension benefits in the fiscal year ended February 1, 2003.

DELOITTE & TOUCHE LLP

March 20, 2003
Dayton, Ohio

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED
                                                         ------------------------------------------
                                                         FEBRUARY 1,    FEBRUARY 2,    FEBRUARY 3,
                                                             2003           2002           2001
                                                         ------------   ------------   ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES:
  Net sales............................................    $639,848       $643,052       $656,164
  Financing............................................      27,570         27,273         28,162
  Other................................................       3,200          3,191          3,304
                                                           --------       --------       --------
     Total revenues....................................     670,618        673,516        687,630
                                                           --------       --------       --------
COSTS AND EXPENSES:
  Cost of merchandise sold, occupancy and buying
     expenses..........................................     462,001        459,886        476,313
  Selling, general, administrative and other
     expenses..........................................     175,469        181,480        192,078
  Depreciation and amortization........................      20,083         19,578         16,200
  Interest expense.....................................      11,299         13,574         13,014
                                                           --------       --------       --------
     Total costs and expenses..........................     668,852        674,518        697,605
                                                           --------       --------       --------
EARNINGS (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT),
  DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES.....................       1,766         (1,002)        (9,975)
INCOME TAX PROVISION (BENEFIT).........................         821            (82)        (3,151)
                                                           --------       --------       --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS.............         945           (920)        (6,824)
DISCONTINUED OPERATIONS................................                                        89
                                                           --------       --------       --------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES................................         945           (920)        (6,735)
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES...........................................     (15,118)
                                                           --------       --------       --------
NET LOSS...............................................    $(14,173)      $   (920)      $ (6,735)
                                                           ========       ========       ========
EARNINGS (LOSS) PER COMMON SHARE -- Basic:
  Continuing operations................................    $   0.08       $  (0.08)      $  (0.51)
  Discontinued operations..............................                                      0.01
  Cumulative effect of changes in accounting
     principles........................................       (1.33)
                                                           --------       --------       --------
     Net loss..........................................    $  (1.25)      $  (0.08)      $  (0.50)
                                                           ========       ========       ========
EARNINGS (LOSS) PER COMMON SHARE -- Diluted:
  Continuing operations................................    $   0.08       $  (0.08)      $  (0.51)
  Discontinued operations..............................                                      0.01
  Cumulative effect of changes in accounting
     principles........................................       (1.32)
                                                           --------       --------       --------
     Net loss..........................................    $  (1.24)      $  (0.08)      $  (0.50)
                                                           ========       ========       ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        AS OF
                                                              -------------------------
                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current Assets:
  Cash and equivalents......................................   $   9,735     $   7,142
  Customer accounts receivable, net.........................     127,786       129,121
  Merchandise inventories...................................     138,748       151,761
  Other current assets......................................      17,162        21,435
                                                               ---------     ---------
     Total current assets...................................     293,431       309,459
                                                               ---------     ---------
Property:
  Land and improvements.....................................         996           996
  Buildings and leasehold improvements......................      79,681        78,461
  Furniture, fixtures, and equipment........................     133,132       130,572
  Construction in progress..................................         251         1,600
                                                               ---------     ---------
  Total cost................................................     214,060       211,629
  Less accumulated depreciation and amortization............    (123,879)     (113,551)
                                                               ---------     ---------
     Total property, net....................................      90,181        98,078
                                                               ---------     ---------
Goodwill, Net...............................................                    16,012
Other Assets................................................      27,436        27,513
                                                               ---------     ---------
                                                               $ 411,048     $ 451,062
                                                               =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations..................   $   5,456     $   5,531
  Accounts payable..........................................      40,607        39,108
  Accrued liabilities:
     Compensation and related items.........................       7,004         5,912
     Income and other taxes.................................       7,480         7,225
     Rent...................................................       4,554         4,071
     Other..................................................      12,880         9,611
                                                               ---------     ---------
       Total current liabilities............................      77,981        71,458
                                                               ---------     ---------
Long-term Obligations -- Less current portion...............     115,127       148,489
Deferred Items..............................................      11,214        12,823
Commitments and Contingencies (Note N)
Shareholders' Equity:
  Common stock, no par, 11,536,460 shares at February 1,
     2003 and 11,494,266 shares at February 2, 2002 issued
     and outstanding........................................     243,419       243,355
  Unearned compensation -- restricted stock.................        (197)         (302)
  Accumulated deficit.......................................     (34,043)      (19,870)
  Accumulated other comprehensive loss......................      (2,453)       (4,891)
                                                               ---------     ---------
       Total shareholders' equity...........................     206,726       218,292
                                                               ---------     ---------
                                                               $ 411,048     $ 451,062
                                                               =========     =========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                UNEARNED                  ACCUMULATED
                                          COMMON STOCK        COMPENSATION-                  OTHER
                                      ---------------------    RESTRICTED                COMPREHENSIVE   COMPREHENSIVE
                                        SHARES      AMOUNT     STOCK, NET     DEFICIT        LOSS           (LOSS)
                                      ----------   --------   -------------   --------   -------------   -------------
                                                                   (DOLLARS IN THOUSANDS)
Shareholders' equity --
  January 29, 2000..................  14,923,846   $261,253      $(1,779)     $(12,215)     $    --        $     --
  Net loss..........................                                            (6,735)                      (6,735)
  Common stock issued...............      32,021        399
  Restricted shares issued..........      42,625        225         (225)
  Restricted shares forfeited.......     (84,176)    (1,018)       1,018
  Shares purchased..................  (3,462,363)   (17,728)
  Amortization of unearned
    compensation....................                                 531
  Minimum pension liability (net of
    income tax benefit of $373).....                                                           (663)           (663)
                                      ----------   --------      -------      --------      -------        --------
Shareholders' equity --
  February 3, 2001..................  11,451,953    243,131         (455)      (18,950)        (663)       $ (7,398)
                                                                                                           ========
  Net loss..........................                                              (920)                    $   (920)
  Common stock issued...............      29,900        262
  Restricted shares issued..........      88,538        258         (258)
  Restricted shares forfeited.......     (76,125)      (234)         234
  Employee stock purchase plan
    activity........................                    (62)
  Amortization of unearned
    compensation....................                                 177
  Minimum pension liability (net of
    income tax benefit of $222).....                                                           (395)           (395)
  Net unrealized loss on derivative
    financial instruments (net of
    income tax benefit of $2,156)...                                                         (3,833)         (3,833)
                                      ----------   --------      -------      --------      -------        --------
Shareholders' equity --
  February 2, 2002..................  11,494,266    243,355         (302)      (19,870)      (4,891)       $ (5,148)
                                                                                                           ========
  Net loss..........................                                           (14,173)                    $(14,173)
  Common stock issued...............      15,208         68
  Restricted shares issued..........      33,966         90          (90)
  Restricted shares forfeited.......      (6,980)       (38)          38
  Employee stock purchase plan
    activity........................                    (56)
  Amortization of unearned
    compensation....................                                 157
  Recognition of pension liability
    (net of income tax expense of
    $595)...........................                                                          1,058           1,058
  Net unrealized gain on derivative
    financial instruments (net of
    income tax expense of $776).....                                                          1,380           1,380
                                      ----------   --------      -------      --------      -------        --------
  Shareholders' equity --
    February 1, 2003................  11,536,460   $243,419      $  (197)     $(34,043)     $(2,453)       $(11,735)
                                      ==========   ========      =======      ========      =======        ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED
                                                             ---------------------------------------
                                                             FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                                2003          2002          2001
                                                             -----------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss.................................................    (14,173)         (920)       (6,735)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Cumulative effect of changes in accounting
       principles..........................................     15,118
    Provision for doubtful accounts........................      7,912         7,748         6,178
    Deferred income taxes..................................        696          (202)       (1,901)
    Depreciation and amortization..........................     20,083        19,578        16,200
    Loss (gain) on disposal of assets......................       (352)          (67)          276
    Stock-based compensation expense (benefit).............       (385)          402           676
    Non-cash change in minimum pension liability...........      3,320           533         1,007
    Shoebilee charges......................................                    4,327
    Asset impairment.......................................      1,037                         281
  Changes in noncash assets and liabilities:
    Customer accounts receivable...........................     (6,477)       (1,025)         (716)
    Merchandise inventories................................     13,013         2,392        11,298
    Other current assets...................................     (2,020)        2,422        (1,862)
    Other long-term assets.................................      2,266          (734)       (2,549)
    Accounts payable.......................................      2,304         6,175        (2,707)
    Accrued liabilities....................................      4,216           912        (2,458)
                                                              --------      --------      --------
       Net cash provided by operating activities...........     46,558        41,541        16,988
                                                              --------      --------      --------
Cash flows from investing activities:
  Capital expenditures.....................................     (8,336)      (19,094)      (23,471)
  Proceeds from sale of property...........................        326           183            10
                                                              --------      --------      --------
       Net cash used in investing activities...............     (8,010)      (18,911)      (23,461)
                                                              --------      --------      --------
Cash flows from financing activities:
  Net borrowings (payments) under asset securitization
    agreement..............................................        560        (5,363)      (19,855)
  Net borrowings (payments) on bankers' acceptance and
    revolving lines of credit..............................    (30,652)      (14,188)       47,561
  Payments on long-term obligations........................     (7,146)       (3,753)       (1,805)
  Proceeds from installment note...........................      3,464
  Debt acquisition payments................................     (2,125)                     (2,098)
  Common shares purchased..................................                                (17,728)
  Employee stock purchase plan activity....................        (56)          (62)
                                                              --------      --------      --------
       Net cash provided by (used in) financing
         activities........................................    (35,955)      (23,366)        6,075
                                                              --------      --------      --------
Increase (decrease) in cash and equivalents................      2,593          (736)         (398)
Cash and equivalents:
  Beginning of year........................................      7,142         7,878         8,276
                                                              --------      --------      --------
  End of year..............................................   $  9,735      $  7,142      $  7,878
                                                              ========      ========      ========
Supplemental cash flow information:
  Interest paid............................................   $ 11,798      $ 13,002      $ 12,954
  Income taxes paid........................................        311           321           903
Supplemental non-cash investing and financing activities:
  Capital leases...........................................   $    337      $ 10,183      $  4,024
  Issuance of common shares to satisfy deferred
    compensation...........................................                      265           399

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

     FISCAL YEAR -- The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2002 and 2001 consist of 52 weeks, and fiscal year 2000 consists of 53 weeks ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

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

     MERCHANDISE INVENTORIES are valued by the retail method applied on a last-in, first-out ("LIFO") basis and are stated at the lower of cost or market. At February 1, 2003 and February 2, 2002, merchandise inventories on a FIFO (first-in, first-out) cost basis approximate LIFO when stated at the lower of cost or market.

     VENDOR ALLOWANCES -- The Company receives allowances from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's cost of promoting, advertising and selling the vendors' products in its stores. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Markdown reimbursements are credited to cost of goods sold during the period in which vendor approval is received.

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

     GOODWILL -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective February 3, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. See Note B for additional information.

     Prior to 2002, the excess of cost over net assets of companies acquired was recorded as goodwill and was amortized on a straight-line basis over 20 to 25 years. Amortization expense was $0.9 million in 2001 and $0.9 million in 2000. At February 2, 2002, accumulated amortization was $6.0 million.

     IMPAIRMENT OF LONG-LIVED ASSETS -- Long-lived assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted future cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

     In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective February 3, 2002. The adoption did not have a material impact on the Company's financial statements.

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

     ADVERTISING EXPENSE -- The cost of advertising is expensed the first time the advertising takes place. Advertising costs were $21.0 million, $23.3 million and $26.8 million in fiscal 2002, 2001 and 2000, respectively. The amounts of prepaid advertising at the end of fiscal 2002, 2001 and 2000 were $0.6 million, $0.7 million and $0.6 million, respectively.

     DEFERRED ITEMS include liabilities associated with the Company's lease incentives, executive retirement plan and interest rate swap agreements.

     STOCK OPTIONS -- In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based
Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company continues to measure compensation cost for stock options issued to employees and directors using the intrinsic value based method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

     Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards was approximately a $0.4 million benefit in 2002 and a $0.4 million and $0.7 million expense in fiscal 2001 and 2000, respectively. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       2002        2001        2000
                                                    ----------   ---------   ---------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS,
                                                            EXCEPT SHARE DATA)
Net loss as reported:                                $(14,173)    $  (920)    $(6,735)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards -- net of related tax effects....       (549)       (738)     (1,144)
                                                     --------     -------     -------
Pro forma net loss................................   $(14,722)    $(1,658)    $(7,879)
Loss per common share -- diluted:
  As reported.....................................   $  (1.24)    $ (0.08)    $ (0.50)
  Pro forma.......................................   $  (1.29)    $ (0.15)    $ (0.58)

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

     COMPREHENSIVE INCOME is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for fiscal year 2002 related to the recognition of the accumulated minimum pension liability previously recorded in comprehensive loss in the income statement during the current year due to the change in accounting principle (Note H) and the net unrealized gain on derivative financial instruments. The difference between net loss and comprehensive loss for fiscal year 2001 related to the change in minimum pension liability and the net unrealized loss on derivative financial instruments associated with the adoption of SFAS No. 133. The difference between net loss and comprehensive loss for fiscal year 2000 relates to the change in minimum pension liability.

     ACCOUNTING PRONOUNCEMENTS -- In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt -- an Amendment of APB Opinion No. 30, which required all gains or losses from extinguishment of debt, if material, to be classified as an extraordinary item, net of related tax effect. Under SFAS No. 145, debt extinguishments used as part of an entity's risk management strategy do not meet the criteria for classification as extraordinary items. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 was rescinded. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Management does not believe the adoption of SFAS No. 145 will have a material impact on the financial statements.

     In June 2002, SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities, was issued. SFAS No. 146 changes the timing of when companies recognize the costs associated with exit or disposal activities, so that costs would generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and could result in the Company recognizing the costs of future exit or disposal activities over a period of time as opposed to as a single event. During fourth quarter of fiscal 2002, the Company adopted SFAS No.
146. Currently this statement does not have an impact on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. There was no material impact on the financial statements under this provision.

     The Emerging Issues Task Force ("EITF") released Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, in November 2002, applicable for new arrangements entered into after December 31, 2002. The Company adopted EITF Issue 02-16, prospectively, effective January 1, 2003. The adoption did not have an impact on the Company's financial statements.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 financial statement presentation.

B.  GOODWILL

     Effective February 3, 2002, the beginning of fiscal year 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but instead will be tested for impairment at least on an annual basis. Intangible assets with finite lives will continue to be amortized over their useful lives. In addition SFAS No. 142 requires a transitional impairment test on the adoption date.

     The Company had approximately $16.0 million in goodwill recorded in its balance sheet as of February 2, 2002. The Company completed the goodwill transitional impairment test during first quarter of 2002, and determined that all of the goodwill recorded was impaired under the fair value impairment test approach as required by SFAS No. 142. The fair values of the reporting units were estimated using the expected present value of associated future cash flows and market values of comparable business where available. Upon adoption of SFAS No. 142, a $14.1 million charge, net of tax, was recognized in the first quarter of 2002 to record the impairment of goodwill and was classified as a cumulative effect of the change in accounting principle.

     SFAS No. 142 requires the presentation of net earnings (loss) and related earnings (loss) per share data adjusted for the effect of goodwill amortization. The following table provides the proforma effect on net earnings (loss) and per share data for the year ended February 1, 2003, February 2, 2002 and February 3, 2001, adjusted for the impact of goodwill amortization on the results of the prior year period.

                                                               YEAR ENDED
                                                 ---------------------------------------
                                                 FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                    2003          2002          2001
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS,
                                                           EXCEPT SHARE DATA)
Earnings (loss) from continuing operations, as
  reported.....................................     $ 945        $ (920)       $(6,824)
Goodwill amortization, net of income tax
  benefit......................................                     734            734
                                                    -----        ------        -------
Pro forma earnings (loss) from continuing
  operations...................................     $ 945        $ (186)       $(6,090)
                                                    =====        ======        =======
Earnings (loss) per common share -- basic and
  diluted:
Earnings (loss) from continuing operations, as
  reported.....................................     $0.08        $(0.08)       $ (0.51)
Pro forma earnings (loss) from continuing
  operations...................................     $0.08        $(0.02)       $ (0.45)

     The changes in the carrying amount of goodwill for the year ended February 1, 2003 are as follows:

                                                   DEPARTMENT    FINANCE
                                                     STORE      OPERATIONS    TOTAL
                                                   ----------   ----------   -------
                                                   (ALL DOLLAR AMOUNTS IN THOUSANDS)
Balance as of February 2, 2002...................   $14,475       $1,537     $16,012
Impairment loss recognized.......................   (14,475)      (1,537)    (16,012)
                                                    -------       ------     -------
Balance as of February 1, 2003...................   $    --       $   --     $    --
                                                    =======       ======     =======

C.  CUSTOMER ACCOUNTS RECEIVABLE

     Customer accounts receivable represent finance subsidiary receivables. Interest is charged at an annual rate of 21% to 22%, depending on state law. A rollforward of the Company's allowance for doubtful accounts is as follows:

                                                               YEAR ENDED
                                                 ---------------------------------------
                                                 FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                    2003          2002          2001
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
Balance, beginning of year.....................    $2,985        $2,478        $2,048
Provision......................................     7,912         7,748         6,178
Charge offs, net of recoveries.................    (7,599)       (7,241)       (5,748)
                                                   ------        ------        ------
Balance, end of year...........................    $3,298        $2,985        $2,478
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

D.  DEBT

     Through a commercial bank lending group, the Company has a three-year Revolving Credit Facility ("Credit Facility"), and through its financing subsidiary, a three-year variable rate securitization loan agreement ("Securitization Facility"), both of which expire July 9, 2005. These three-year agreements were amended in July 2002. Outstanding borrowings of $108.2 million on the Credit and Securitization Facilities due July 2005 are classified as long-term liabilities.

     The Credit Facility provides for borrowing and letters of credit in an aggregate amount up to $135 million subject to a borrowing base formula based primarily on merchandise inventories. There is a $40 million sublimit for letters of credit. The Company is currently financing borrowings at either prime, plus 75 basis points or LIBOR, plus 225 basis points.

     The Securitization Facility is a revolving agreement whereby the Company can borrow up to $135 million. The Company's customer accounts receivables are pledged as collateral under the Securitization Facility. The borrowings under this facility are subject to a borrowing-based formula based primarily on outstanding customer accounts receivable. Borrowings bear interest at commercial paper rates, plus 5 basis points.

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

     Long-term obligations consists of the following:

                                                            FEBRUARY 1,   FEBRUARY 2,
                                                               2003          2002
                                                            -----------   -----------
                                                               (ALL DOLLAR AMOUNTS
                                                                  IN THOUSANDS)
Mortgage note payable (9.75%).............................   $  2,281      $  2,374
Installment note (13.40%).................................      1,969
Industrial development revenue bond, variable rate based
  on published index of tax-exempt bonds (1.40%)..........      2,500         2,600
Capital lease obligations (6.42% -- 15.95%)...............      5,652        10,772
Credit facility (3.625%)..................................      6,000        36,652
Securitization facility (6.83%)...........................    102,181       101,622
                                                             --------      --------
Total.....................................................    120,583       154,020
Current portion of long-term obligations..................     (5,456)       (5,531)
                                                             --------      --------
Long-term obligations.....................................   $115,127      $148,489
                                                             ========      ========

     Maturities of borrowings are $5,456 in 2003, $1,747 in 2004, $111,182 in 2005, $274 in 2006, $224 in 2007 and $1,700 thereafter.

     Collateral for the industrial development revenue bond, the installment note, and the mortgage note payable, is land, buildings, furniture, fixtures and equipment with a net book value of $4.7 million at February 1, 2003.

E.  FINANCIAL INSTRUMENTS

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

     LONG-TERM DEBT -- The carrying amount approximates fair value as a result of the variable rate-based borrowings.

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

     The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's interest rate swap agreements in the Company's consolidated balance sheet is a $3.8 million liability at February 1, 2003 and a $6.0 million liability at February 2, 2002. The estimated fair value of the interest rate swap agreements is a $2.8 million liability at February 3, 2001. The Company had outstanding swap agreements with notional amounts totaling $92 million for the fiscal years ended 2002 and 2001 and $100 million for 2000. The Company's current swap agreements expire April 2004. These agreements have been matched to the Securitization Facility to reduce the impact of interest rate changes on cash flows. In fiscal 2003, the Company expects the amounts to be reclassified out of other comprehensive income to earnings to be immaterial to the financial statements.

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

     Minimum annual rentals, for leases having initial or remaining noncancellable lease terms in excess of one year at February 1, 2003, are as follows:

                                                              OPERATING   CAPITAL
                                                               LEASES     LEASES
                                                              ---------   -------
                                                              (ALL DOLLAR AMOUNTS
                                                                 IN THOUSANDS)
FISCAL YEAR
  2003......................................................  $ 25,052    $3,897
  2004......................................................    24,680    $1,565
  2005......................................................    24,261       813
  2006......................................................    22,764        79
  2007......................................................    21,401        24
  Thereafter................................................   160,854
                                                              --------    ------
Minimum lease payments......................................  $279,012     6,378
                                                              ========
Imputed interest............................................                 726
                                                                          ------
Present value of net minimum lease payments.................              $5,652
                                                                          ======

                                                               YEARS ENDED
                                                 ---------------------------------------
                                                 FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                    2003          2002          2001
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
RENT EXPENSE
Operating leases:
  Minimum......................................    $25,412       $24,817       $25,474
  Contingent...................................      1,123         1,385         1,763
                                                   -------       -------       -------
Total rent expense.............................    $26,535       $26,202       $27,237
                                                   =======       =======       =======

     Assets acquired under capital leases are included in the consolidated balance sheets as property, while the related obligations are included in long-term obligations.

                                                            FEBRUARY 1,   FEBRUARY 2,
                                                               2003          2002
                                                            -----------   -----------
                                                               (ALL DOLLAR AMOUNTS
                                                                  IN THOUSANDS)
ASSETS HELD UNDER CAPITAL LEASES
Buildings.................................................    $1,500        $ 3,442
Equipment.................................................    13,405         14,442
Accumulated depreciation and amortization.................    (5,268)        (5,376)
                                                              ------        -------
                                                              $9,637        $12,508
                                                              ======        =======

G.  INCOME TAX PROVISION (BENEFIT)

     Income tax provision (benefit) consists of the following:

                                                               YEAR ENDED
                                                 ---------------------------------------
                                                 FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                    2003          2002          2001
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Federal......................................    $             $    10       $
  State and local..............................        125           111            65
                                                   -------       -------       -------
                                                       125           121            65
                                                   -------       -------       -------
Deferred:
  Net operating losses and tax credit
     carryforwards.............................      2,627         2,228        (4,316)
  Deferred income..............................       (867)         (293)        1,024
  Goodwill.....................................     (1,952)         (103)         (103)
  Other........................................     (1,659)       (2,035)          230
                                                   -------       -------       -------
                                                    (1,851)         (203)       (3,165)
                                                   -------       -------       -------
Income tax benefit.............................    $(1,726)      $   (82)      $(3,100)
                                                   =======       =======       =======

     Income statement classifications:

                                                               YEAR ENDED
                                                 ---------------------------------------
                                                 FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                    2003          2002          2001
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Continuing operations........................    $   821        $(82)        $(3,151)
  Changes in accounting principles.............     (2,547)
  Discontinued operations......................                                     51
                                                   -------        ----         -------
Total..........................................    $(1,726)       $(82)        $(3,100)
                                                   =======        ====         =======

     The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

                                                 FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                    2003          2002          2001
                                                 -----------   -----------   -----------
                                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)
Federal taxes computed at the statutory rate...     $618          $(350)       $(3,442)
State and local taxes..........................      125            111             65
Permanent items................................       78            157            226
                                                    ----          -----        -------
Income tax provision (benefit) from continuing
  operations...................................     $821          $ (82)       $(3,151)
                                                    ====          =====        =======

     Deferred income taxes consist of the following:

                                                            FEBRUARY 1,   FEBRUARY 2,
                                                               2003          2002
                                                            -----------   -----------
                                                               (ALL DOLLAR AMOUNTS
                                                                  IN THOUSANDS)
Deferred tax assets:
  Net operating losses and tax credit carryforwards.......    $22,311       $24,938
  Deferred income.........................................      1,272           405
  Deferred compensation...................................      1,483         1,576
  Bad debts...............................................      1,226         1,045
  Net unrealized loss on derivative financial
     instruments..........................................      1,380         2,156
  Other...................................................      6,426         6,508
                                                              -------       -------
                                                               34,098        36,628
  Valuation allowance.....................................     (3,829)       (3,829)
                                                              -------       -------
     Total deferred tax assets............................     30,269        32,799
                                                              -------       -------
Deferred tax liabilities..................................     (3,236)       (6,246)
                                                              -------       -------
     Net deferred tax asset...............................    $27,033       $26,553
                                                              =======       =======
Included in the balance sheets:
  Other current assets....................................    $ 7,728       $12,329
  Other assets............................................     19,305        14,224
                                                              -------       -------
     Net deferred tax assets..............................    $27,033       $26,553
                                                              =======       =======

     Permanent items consist primarily of officers' life insurance and meals and entertainment expense and also included goodwill in Fiscal 2001 and 2000. The net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets will result in future benefits only if the Company has taxable income in future periods. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance has been recorded for the tax effect of a portion of the future tax deductions and tax credit carryforwards.

     The federal net operating loss carryforward is approximately $56.0 million and is available to reduce federal taxable income through 2020. The tax credit carryforward is approximately $2.9 million, of which $632,000 will expire in 2009 and 2010, and the balance of which is an indefinite carryforward.

H.  EMPLOYEE BENEFIT PLANS AND CHANGE IN ACCOUNTING METHOD

     A defined-contribution employee benefit plan (the "Benefit Plan") covers substantially all employees. Eligible employees can make contributions to the Benefit Plan through payroll withholdings of one to fifteen percent of their annual compensation. The Company may contribute to the Benefit Plan based on a percentage of compensation and on a percentage of earnings before income taxes. Contributions of $1.0 million, $1.4 million, and $1.1 million were recorded in fiscal 2002, 2001 and 2000, respectively, for the Company's match to the Benefit Plan.

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

     In connection with the acquisition of Stone & Thomas in 1998, the Company assumed the liability for a supplementary pension plan that covers key executives of Stone & Thomas. The benefits are paid upon retirement, providing the employee is age 65 and has completed ten years of participation in the plan. The total liability for this plan recorded in the Company's consolidated balance sheet is $3.1 million and $2.8 million at February 1, 2003 and February 2, 2002, respectively. This unfunded liability was determined using an assumed discount rate of 5% and 6.5% for 2002 and 2001, respectively.

     The Company also has a defined-benefit pension plan, which covered all full-time employees of Stone & Thomas upon completion of one year of service and the attainment of age 21. The defined benefit formula was based upon employees' years of service and earnings. Accrued benefits were frozen as of September 30, 1998, as part of the Company's plan of acquisition. During the fourth quarter of the fiscal year ended February 1, 2003, the Company approved the termination of the Stone & Thomas Plan. Subsequent to this decision, the Company changed its method of accounting for net unrecognized actuarial gains and losses associated with its defined benefit plans accounted for in accordance with SFAS No. 87, Employers' Accounting for Pensions to accelerate recognition of such gains and losses. The Company previously amortized cumulative net unrecognized gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of pension plan assets over the average remaining service period of the plan participants. The Company changed its method to immediate recognition into income or expense of such net unrecognized actuarial gains and losses. The Company believes that this accelerated recognition method is a preferable method. As a result of this accounting change, during the fourth quarter of 2002, the Company recorded a pretax charge of $3.6 million related to the immediate recognition of losses arising in 2002 associated with this plan. Additionally, the cumulative effect of this change as of February 3, 2002 of $1.1 million net of tax has been recorded in the 2002 results of operations, retroactively to the first quarter, as a cumulative effect of change in accounting principle. The Company's funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code.

     Summary information for the Company's defined-benefit plan is as follows:

                                                            FEBRUARY 1,   FEBRUARY 2,
                                                               2003          2002
                                                            -----------   -----------
                                                               (ALL DOLLAR AMOUNTS
                                                                  IN THOUSANDS)
Change in the projected benefit obligation:
  Projected benefit obligation at beginning of year.......    $(4,827)      $(5,008)
  Interest cost...........................................       (338)         (363)
  Actuarial loss..........................................     (2,701)          (38)
  Benefits paid...........................................        576           582
                                                              -------       -------
Projected benefit obligation at end of year...............     (7,290)       (4,827)
                                                              -------       -------
Change in the plan assets:
  Fair value of plan assets at beginning of year..........      3,960         4,674
  Actual loss on plan assets..............................       (876)         (282)
  Employer contributions..................................        595           150
  Benefits paid...........................................       (576)         (582)
                                                              -------       -------
Fair value of plan assets at end of year..................      3,103         3,960
                                                              -------       -------
Projected benefit obligation in excess of plan assets.....     (4,187)         (867)
Minimum pension liability.................................                    1,653
                                                              -------       -------
Net pension asset (liability).............................    $(4,187)      $   786
                                                              =======       =======
Amounts recognized in the Company's balance sheets consist
  of:
     Other assets -- pension asset........................    $    --       $   786
     Other current liabilities............................     (4,187)       (1,653)
     Other assets -- deferred tax asset...................                      595
     Accumulated other comprehensive loss.................                    1,058
Benefit obligation discount rate..........................       5.10%         7.00%

     The components of net pension loss (income) are as follows:

                                                            2002    2001   2000
                                                           ------   ----   ----
                                                           (ALL DOLLAR AMOUNTS
                                                              IN THOUSANDS)
Interest cost on projected benefit obligation............  $  338   $363   $372
Expected return on plan assets...........................    (317)  (374)  (422)
Amortization of unrecorded net loss......................             76     22
Recognition of current year loss.........................   3,894
                                                           ------   ----   ----
Net periodic pension loss (income) before cumulative
  effect of change in accounting principle...............   3,915     65    (28)
Cumulative effect of change in accounting principle
  (before tax benefit of $595)...........................   1,653
                                                           ------   ----   ----
Total pension loss (income), including the cumulative
  effect of change in accounting principle...............  $5,568   $ 65   $(28)
                                                           ======   ====   ====

     In connection with the decision to terminate the plan, plan assets of approximately $3.1 million were transferred to money market funds on January 3, 2003. These assets were previously held in a trust and were invested primarily in equities and fixed income obligations. The expected long-term rate of return on plan assets used in determining net pension loss (income) was 2.0% in 2002 and 8% in 2001 and 2000.

I.  EARNINGS PER SHARE

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

                                                 2002         2001         2000
                                              ----------   ----------   ----------
Weighted average common shares
  outstanding -- basic......................  11,377,965   11,320,646   13,598,485
Dilutive potential common shares:
  Stock options.............................      12,853
  Restricted shares.........................      39,806
  Deferred shares...........................      18,575
                                              ----------   ----------   ----------
Weighted average shares -- diluted..........  11,449,199   11,320,646   13,598,485
                                              ==========   ==========   ==========

J.  SHAREHOLDERS' EQUITY

     The Company has authorized 25 million no par common shares. In August 2000, the Company's Board of Directors authorized the repurchase of a targeted 3.3 million common shares at an aggregate repurchase price of $20 million through a self-tender. During fiscal 2000, a total of 3.5 million common shares were repurchased for $17.7 million. There were 0.9 million shares held in treasury at February 1, 2003 and February 2, 2002.

     The Board of Directors has the authority to issue five million shares of preferred stock. At February 1, 2003, these shares are unissued.

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

K.  STOCK-BASED COMPENSATION

     The Equity and Performance Incentive Plan (the "Incentive Plan") authorizes the Company's Board of Directors to grant restricted shares, stock options, appreciation rights, deferred shares, performance shares and performance units. Awards relating to 2,750,000 shares are authorized for issuance under this plan and awards related to 1,808,886 shares have been issued as of February 1, 2003.

     Officers and key employees have been granted stock options under the Incentive Plan. The options granted have a maximum term of ten years and vest over a period ranging from three to five years. In fiscal 2002, 2001 and 2000, the Company has granted certain discounted stock options, in lieu of directors' fees, to outside directors with an exercise price less than the market price of the stock on the grant date.

     The following table summarizes the Company's stock option activity:

                                     2002                    2001                    2000
                             ---------------------   ---------------------   ---------------------
                                         WEIGHTED-               WEIGHTED-               WEIGHTED-
                                          AVERAGE                 AVERAGE                 AVERAGE
                                         EXERCISE                EXERCISE                EXERCISE
                              SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                             ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year.....................  1,869,873     $6.88     1,850,263     $8.10     1,666,150    $10.81
Granted:
  Discounted...............    110,026      1.91        96,156      2.41        78,763      3.31
  Undiscounted.............     58,000      2.93       353,500      3.02       592,500      3.48
Canceled...................   (647,401)     9.56      (430,046)     7.98      (487,150)    10.97
                             ---------               ---------               ---------
Outstanding at end of
  year.....................  1,390,498     $5.07     1,869,873     $6.88     1,850,263    $ 8.10
                             =========               =========               =========
Exercisable at year end....    774,080     $6.33       927,816     $9.49       556,082    $10.86
                             =========               =========               =========
Weighted-average fair value
  of stock options granted
  during the year using the
  Black-Scholes
  options -- pricing model:
     Discounted............                $2.00                   $2.31                  $ 3.50
     Undiscounted..........                $2.20                   $2.01                  $ 2.63

                                                        2002      2001      2000
                                                       -------   -------   -------
Weighted-average assumptions used for grants:
  Expected dividend yield............................       0%        0%        0%
  Expected volatility................................      80%       64%       79%
  Risk-free interest rate............................     4.2%      4.9%      5.5%
  Expected life......................................  7 years   7 years   7 years

     The following table shows various information about stock options outstanding at February 1, 2003:

                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                  -----------------------------------   -------------------
                               WEIGHTED-
                                AVERAGE
                               REMAINING    WEIGHTED-             WEIGHTED-
                              CONTRACTUAL    AVERAGE               AVERAGE
   RANGE OF                    LIFE (IN     EXERCISE              EXERCISE
EXERCISE PRICES    SHARES       YEARS)        PRICE     SHARES      PRICE
---------------   ---------   -----------   ---------   -------   ---------
 1.440 -  5.750   1,029,924       8.3        $ 3.09     458,106    $ 3.18
 6.125 - 10.890     330,754       5.3         10.06     290,654     10.28
12.375 - 16.735      10,712       5.4         14.01       9,712     14.00
18.000 - 21.000      19,108       5.2         20.61      15,608     20.62
                  ---------                             -------
                  1,390,498       7.5        $ 5.07     774,080    $ 6.33
                  =========                             =======

     The Incentive Plan provides for the issuance of restricted common shares to certain employees and nonemployee directors of the Company. These shares have a vesting period of three years. As of February 1, 2003, 143,625 restricted common shares are issued and outstanding under the plan. There were 33,966 and 88,538 shares awarded under this plan in fiscal 2002 and 2001, respectively. The fair value of the restricted shares awarded was $0.1 million and $0.3 million in fiscal 2002 and 2001, respectively, which is recorded as compensation expense over the three-year vesting period.

     The Incentive Plan also provides for certain employees to elect to defer a portion of their compensation through the purchase of deferred shares. Each deferred share represents an employee's right to a share of the Company's common stock. As of February 1, 2003, 10,250 deferred shares are outstanding.

L.  DISCONTINUED OPERATIONS

     In fiscal 1999, the Company sold its wholly-owned subsidiary, The Bee-Gee Shoe Corp. ("Bee-Gee") to Shoebilee, Inc. The company recorded a benefit of $0.1 million, net of tax, in 2000 relating to the finalization of the sale.

M.  ASSET IMPAIRMENT AND OTHER EXPENSES

     On May 28, 2002 the Company announced that its executive vice president, chief financial officer, secretary and treasurer, left the Company to pursue other opportunities. He is entitled to his current base salary through the end of his employment agreement. The Company recorded a pre-tax expense of approximately $0.3 million in selling, general, administrative and other expenses during the second quarter of 2002 for his remaining salary and benefits payable. The liability of $0.1 million remaining at February 1, 2003 is payable in fiscal 2003.

     The Company must periodically evaluate the carrying amount of its long-lived assets, when events and circumstances warrant such a review, to ascertain if any assets have been impaired. The carrying amount of long-lived assets is considered impaired when the anticipated undiscounted cash flows generated by the asset is less than its carrying amount. Because of the immaterial cash flow generation during fiscal year 2001 of the Department Store's Erie, PA location coupled with a sales decline during first quarter 2002, the Company performed a cash flow projection for that store location. Based on the cash flow projection, the Company determined that as of May 4, 2002, the carrying amount of the long-lived assets for that location were not recoverable and exceeded their fair value. Accordingly in the first quarter of 2002 the Company recorded a pre-tax impairment loss of $0.4 million in selling, general, administrative and other expenses to write-down that location's long-lived assets to their fair value.

     On May 2, 2002 the Company announced its plan to close its Dayton, OH department store. During the year ended February 1, 2003 the Company recorded pre-tax costs of $0.8 million for excess inventory markdowns and $0.3 for severance and other costs in cost of merchandise sold, occupancy and buying expenses and selling, general, administrative and other expenses. The closing was completed on July 25, 2002.

     On April 22, 2002 the Company announced the implementation of additional expense reduction initiatives. These initiatives eliminated 105 associate positions and resulted in recording a pre-tax loss of $0.7 million for severance in selling, general, administrative and other expenses. The liability of $0.1 million remaining at February 1, 2003 is payable in fiscal 2003.

     The Company has for sale a building located in downtown Charleston, WV, which was recorded at its estimated fair market value. The Company has received a letter of intent from the state of West Virginia to purchase the building for less than the estimated fair market value, which the Company has accepted. Accordingly in the first quarter 2002, the Company recorded a pre-tax impairment of

$0.6 million in selling, general, administrative and other expenses to write-down the building to its revised fair value.

     Effective December 31, 2001 (the "Retirement Date"), the Company's previous Chairman, President, and Chief Executive Officer retired and resigned from the Board of Directors. The Company entered into a Separation and Retirement Agreement (the "Separation Agreement") with him. The Separation Agreement superceded his Employment Agreement. Pursuant to the terms of the Separation Agreement, until the Retirement Date, he was entitled to his current base salary and benefits that would have been payable pursuant to the terms of his Employment Agreement. After the Retirement Date, the Company is required to pay
(i) his current base salary of $660,000 per year for the period beginning with the Retirement Date and ending on December 31, 2004 (the "Retirement Period"). During the Retirement Period, he is entitled to medical benefits equivalent to those provided to him prior to the Retirement Date and the automobile benefit that he received prior to the Retirement Date. His options to purchase shares of common stock and restricted shares that are unvested as of the Retirement Date were forfeited. During fiscal 2001, the Company recorded pre-tax expense of $3.3 million for severance costs and expenses recorded for the search of a new chief executive in selling, general, administrative and other expenses. The liability of $1.4 million remaining at February 1, 2003 for severance and benefits is payable in 2003 and 2004.

     On October 29, 2001, the Company was informed that Shoebilee, Inc. ("Shoebilee"), the company that purchased the assets of Bee-Gee, in January 2000, was in default under its lending agreement with its working capital lender (the "Working Capital Loan"). Shoebilee was also in default under the loan documents governing the amount Shoebilee owes the Company for the purchase of the Bee-Gee assets, as well as under an agreement pursuant to which the Company provides back office support services to Shoebilee (collectively, the "Company Agreements"). On December 21, 2001, Shoebilee filed for Chapter 11 bankruptcy protection. As a result of Shoebilee's default on the Company's agreements and bankruptcy filing, the Company recorded a pre-tax charge of $4.3 million in selling, general, administrative and other expenses in fiscal 2001. In addition, the Company has recorded a liability of $0.1 million at February 1, 2003, for guaranteed lease obligations of two Shoebilee, Inc. stores.

     During fiscal 2000, the Company recorded a pretax charge of $15.9 million associated with the Company's new strategic plan announced in August 2000. The charges included $12.1 million for inventory costs included in cost of goods sold, occupancy and buying expenses and $3.8 million for severance costs and outside professional fees and expenses included in selling, general, administrative and other expenses. The severance costs related to the termination of 137 salaried and hourly employees, all of who left the Company before February 3, 2001. All severance costs have been paid as of February 1, 2003. Also in fiscal 2000, the Company recorded an asset impairment of $0.3 million in selling, general, administrative and other expenses for the value of the closed Wheeling store building. The Company determined the fair value of the building based on a real estate assessment.

     The following is a summary related to the asset impairments and other expenses:

                                                           2002    2001    2000
                                                           -----   -----   -----
                                                            (ALL DOLLAR AMOUNTS
                                                               IN MILLIONS)
Asset impairment -- investment...........................  $  --   $(0.6)  $(0.7)
                                                           =====   =====   =====
Asset impairment -- Charleston store.....................  $ 0.6   $  --   $  --
                                                           =====   =====   =====
Asset impairment -- Wheeling store.......................  $  --   $  --   $ 0.3
                                                           =====   =====   =====
Asset impairment -- Erie store...........................  $ 0.4   $  --   $  --
                                                           =====   =====   =====
Inventory costs..........................................  $ 0.8   $  --   $12.1
                                                           =====   =====   =====
SEVERANCE AND OTHER COSTS:
Balance at beginning of year.............................  $ 0.5   $ 1.0   $  --
Charge recorded..........................................    1.4             3.8
Used for intended purpose................................   (1.7)   (0.5)   (2.8)
                                                           -----   -----   -----
Balance at year end......................................  $ 0.2   $ 0.5   $ 1.0
                                                           =====   =====   =====
EXECUTIVE RETIREMENT AND OTHER COSTS:
Balance at beginning of year.............................  $ 2.2   $  --
Charge recorded..........................................            3.3
Used for intended purpose................................   (0.8)   (1.1)
                                                           -----   -----
Balance at year end......................................  $ 1.4   $ 2.2
                                                           =====   =====
Shoebilee charges........................................  $  --   $ 4.3
                                                           =====   =====

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

Pennsylvania, Wisconsin, Kentucky, and West Virginia. Net sales by major merchandising category in the Department Store segment are as follows:

                                                    2002        2001        2000
                                                  ---------   ---------   ---------
                                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)
MERCHANDISE CATEGORY
Women's Ready to Wear and Intimate..............  $207,971    $211,123    $212,169
Accessories, Shoes and Cosmetics................   161,576     156,481     156,854
Men's and Children's............................   132,942     141,954     150,933
Home Store......................................   137,359     133,494     136,208
                                                  --------    --------    --------
Total department store..........................  $639,848    $643,052    $656,164
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

     The following table sets forth information for each of the Company's segments. Reclassifications were made to the prior year's segment information to conform to the presentation used in fiscal year 2002. Segment revenues and operating profit were adjusted to reflect the elimination of transactions between the operating segments. This presentation reflects the current measure of segment profit or loss reviewed by management of the Company.

                                                    2002        2001        2000
                                                  ---------   ---------   ---------
                                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)
DEPARTMENT STORE
Revenues........................................  $643,048    $646,243    $659,468
Depreciation and amortization...................    19,710      19,133      15,677
Operating profit (1)............................     6,046       4,740       7,935
Capital expenditures............................     8,261      19,047      23,459
Total assets....................................   298,988     338,389     339,446

                                                    2002        2001        2000
                                                  ---------   ---------   ---------
                                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)
FINANCE OPERATIONS
Revenues........................................  $ 27,570    $ 27,273    $ 28,162
Depreciation and amortization...................       373         445         523
Operating profit (1)............................    15,034      15,539      18,186
Capital expenditures............................        75          47          12
Total assets....................................   112,060     112,673     115,871

---------------

(1) Total segment operating profit is reconciled to earnings (loss) before income tax provision (benefit), discontinued operations and cumulative effect of changes in accounting principles as follows:

                                                       2002        2001        2000
                                                     ---------   ---------   ---------
                                                     (ALL DOLLAR AMOUNTS IN THOUSANDS)
Segment operating profit...........................   $21,080     $20,279     $26,121
Stone & Thomas defined benefit pension loss........    (3,591)
Asset impairment...................................    (1,036)
Chief executive officer retirement.................                (3,259)
Shoebilee charges..................................                (4,327)
Strategic plan costs...............................                           (15,903)
Store closing costs................................    (1,039)                 (6,059)
Interest expense...................................   (11,299)    (13,574)    (13,014)
Severance and other................................    (2,349)       (121)     (1,120)
                                                      -------     -------     -------
                                                      $ 1,766     $(1,002)    $(9,975)
                                                      =======     =======     =======

                                  * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors

        The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held June 5, 2003 is hereby incorporated by reference.

     (b) Executive Officers

        See Part I of the Form 10-K.

     (c) Compliance with Section 16(a) of the Exchange Act

        The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held June 5, 2003 is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held June 5, 2003 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its annual meeting of shareholders to be held June 5, 2003 is hereby incorporated by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about Elder-Beerman's Common Stock that may be issued upon the exercise of options, warrants and rights under all of Elder-Beerman's existing equity compensation plan as of February 1, 2003.

                                                                                   (C) NUMBER OF SECURITIES
                                       (A) NUMBER OF           (B) WEIGHTED-        REMAINING AVAILABLE FOR
                                  SECURITIES TO BE ISSUED     AVERAGE EXERCISE       FUTURE ISSUANCE UNDER
                                     UPON EXERCISE OF       PRICE OF OUTSTANDING   EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,           OPTIONS,           (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS     WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
-------------                     -----------------------   --------------------   -------------------------
Equity compensation plans
  approved by security
  holders(1)....................         1,544,373                 $4.567                   941,115
Equity compensation plans not
  approved by security
  holders(2)....................                --                     --                        --
Total...........................         1,544,373                 $4.567                   941,115

---------------

(1) The Elder-Beerman Stores Corp. Equity and Performance Incentive Plan was approved in December 1997 pursuant to the Third Amended Joint Plan of Reorganization, as amended of the Company, confirmed by an order entered by the United States Bankruptcy Court for the Southern District of Ohio, Western Division on December 16, 1997. On September 21, 2000, the Company's shareholders approved an amendment to the Plan which increased the number of shares of Common Stock to be issued under the Plan from 2,225,000 to 2,750,000 shares.

(2) The Company does not have any compensation plans that have not been approved by the Company's shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of shareholders to be held June 5, 2003 is hereby incorporated by reference.

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15-d-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the president, chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of The Elder-Beerman Stores Corp. and its subsidiaries are at Item 8 hereof.

     Consolidated Balance Sheets --
            February 1, 2003 and February 2, 2002.

     Consolidated Statements of Operations --
            Years ended February 1, 2003, February 2, 2002, and February 3,
            2001.

     Consolidated Statements of Shareholders' Equity --
            Years ended February 1, 2003, February 2, 2002, and February 3,
            2001.

     Consolidated Statements of Cash Flows --
            Years ended February 1, 2003, February 2, 2002, and February 3,
            2001.

     Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the consolidated financial statements, are not required under the related instructions, or are inapplicable, and therefore have been omitted.

     (a)(3) Exhibits.

     See Index to Exhibits.

     (b)Reports on Form 8-K.

     During the quarter ended February 1, 2003, the Company filed one report on Form 8-K, dated December 11, 2002, reporting under Item 9 that the Company's chief executive officer and chief financial officer had executed certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002 relating to the Company's Form 10-Q for the quarter ended November 2, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE ELDER-BEERMAN STORES CORP.,
                                         an Ohio corporation

Dated:  April 18, 2003

                                         By:     /s/ EDWARD A. TOMECHKO
                                            ------------------------------------
                                                     Edward A. Tomechko
                                               Executive Vice President Chief
                                              Financial Officer, Treasurer and
                                                          Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on April 18, 2003.


                        *                            Chief Executive Officer, Director (Principal
 ------------------------------------------------                 Executive Officer)
                 Byron L. Bergren


                        *                              Executive Vice President, Chief Financial
 ------------------------------------------------     Officer, Treasurer and Secretary (Principal
                Edward A. Tomechko                                Financial Officer)


                        *                            Senior Vice President, Controller (Principal
 ------------------------------------------------                 Accounting Officer)
                 Steven D. Lipton


                        *                                              Director
 ------------------------------------------------
                 Mark F.C. Berner


                        *                                              Director
 ------------------------------------------------
              Dennis S. Bookshester


                        *                                              Director
 ------------------------------------------------
                 Eugene I. Davis


                        *                                              Director
 ------------------------------------------------
                 Charles Macaluso


                        *                                              Director
 ------------------------------------------------
                 Steven C. Mason


                        *                                              Director
 ------------------------------------------------
              Thomas J. Noonan, Jr.


                        *                                              Director
 ------------------------------------------------
                Laura H. Pomerantz


                        *                                              Director
 ------------------------------------------------
                  Jack A. Staph


                        *                                              Director
 ------------------------------------------------
                Charles H. Turner

* The undersigned, pursuant to certain Powers of Attorney executed by each of the directors and officers noted above and previously filed or filed herewith contemporaneously with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

Dated: April 18, 2003

                                         By:     /s/ EDWARD A. TOMECHKO
                                            ------------------------------------
                                                     Edward A. Tomechko
                                             Chief Financial Officer, Treasurer
                                                        and Secretary

                                 CERTIFICATIONS

I, Byron L. Bergren, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of The Elder-Beerman Stores Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003
                                                 /s/ BYRON L. BERGREN
                                         ---------------------------------------
                                                    Byron L. Bergren
                                          President and Chief Executive Officer

I, Edward A. Tomechko, Executive Vice President -- Chief Financial Officer, Treasurer and Secretary, certify that:

1. I have reviewed this annual report on Form 10-K of The Elder-Beerman Stores Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003
                                                /s/ EDWARD A TOMECHKO
                                         ---------------------------------------
                                                    Edward A Tomechko
                                            Executive Vice President -- Chief
                                            Financial Officer, Treasurer and
                                                        Secretary

                               INDEX TO EXHIBITS

(2)     PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
        LIQUIDATION OR SUCCESSION
 2.1    Third Amendment Joint Plan of Reorganization of The
        Elder-Beerman Stores Corp. and its Subsidiaries dated
        November 17, 1997. [Incorporated - Form 10, filed 11/26/97]
(3)     AMENDED ARTICLES OF INCORPORATION AND BY-LAWS
 3.1    Amended Articles of Incorporation of The Elder-Beerman
        Stores Corp.[FILED HEREWITH]
 3.2    Amended Code of Regulations of The Elder-Beerman Stores
        Corp. [Incorporated - Form 10-Q, filed 9/11/00]
(4)     INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING
        INDENTURES
 4.1    Amended and Restated Credit Agreement, dated as of July 9,
        2002, among The Elder-Beerman Stores Corp., as Borrower, the
        Lenders named therein, Citibank, N.A., as Issuer and Citicorp USA, Inc., as Agent and Swing Loan Bank.
        [Incorporated - Form 10-Q, filed 9/12/02]
 4.2    Form of Registration Rights Agreement [Incorporated - Form
        10, filed 11/26/97]
 4.3    Rights Agreement, By and Between The Elder-Beerman Stores
        Corp. and Norwest Bank Minnesota, N.A., as Rights Agent dated as of December 30, 1997 [Incorporated - Form 8-A, filed 11/17/98]
 4.4    Warrant Agreement By and Between Beerman-Pearl Holdings,
        Inc. and The Elder-Beerman Stores Corp. for 249,809 of the outstanding shares of common stock at an exercise price of $12.80 per share dated December 30, 1997 [Incorporated -
        Form 10-K, filed 4/30/98]
 4.5    Warrant Agreement By and Between Beerman-Pearl Holdings,
        Inc. and The Elder-Beerman Stores Corp. for 374,713 of the outstanding shares of common stock at an exercise price of $14.80 per share dated December 30, 1997 [Incorporated -
        Form 10-K, filed 4/30/98]
 4.6    Amendment No. 1 to the Rights Agreement, dated as of
        November 11, 1998 [Incorporated - Form 8-A, filed 11/17/98]
 4.7 Elder-Beerman Master Trust Pooling and Servicing Agreement, dated December 30, 1997, Among The El-Bee Receivables
        Corporation, The El-Bee Chargit Corp. and Bankers Trust
        Company [Incorporated - Form 10/A-1, filed 1/23/98]
 4.8    Elder-Beerman Master Trust Series 1997-1 Supplement, dated
        December 30, 1997, Among The El-Bee Receivables Corporation,
        The El-Bee Chargit Corp. and Bankers Trust Company
        [Incorporated - Form 10/A-1, filed 1/23/98]
 4.9    Series 1997-1 Certificate Purchase Agreement, dated December
        30, 1997, Among The El-Bee Receivables Corporation,
        Corporate Receivables Corporation, The Liquidity Providers
        Named Herein, CitiCorp North American, Inc. and Bankers
        Trust Company, as Trustee [Incorporated - Form 10/A-1, filed
        1/23/98]
 4.10 Elder-Beerman Master Trust Series 1997-1 Loan Agreement, dated as of December 30, 1997, Among The El-Bee Receivables
        Corporation, The El-Bee Chargit Corp., Bankers Trust
        Company, The Collateral Investors Parties Hereto and
        CitiCorp North America, Inc. [Incorporated - Form 10/A-1, filed 1/23/98]
 4.11 Intercreditor Agreement dated as of December 30, 1997, By and Among Citicorp North America, Inc., The El-Bee
        Receivables Corporation, The El-Bee Chargit Corporation, The
        Elder-Beerman Stores Corp., Bankers Trust Company and
        Citicorp USA, Inc. [Incorporated - Form 10/A-1, filed
        1/23/98]
 4.12   Parent Undertaking Agreement dated as of December 30, 1997,
        Among The Elder-Beerman Stores Corp. and Bankers Trust
        Company [Incorporated - Form 10/A-1, filed 1/23/98]
 4.13   Purchase Agreement, dated as of December 30, 1997, Among The
        El-Bee Chargit Corp., and The El-Bee Receivables
        Corporation, [Incorporated - Form 10/A-1, filed 1/23/98]
 4.14   Purchase Agreement, dated as of the December 30, 1997, Among
        The Elder-Beerman Stores Corp., as Seller, and The El-Bee
        Chargit Corp., [Incorporated - Form 10/A-1, filed 1/23/98]

 4.15   The El-Bee Receivables Corporation Subordinated Note Between
        The El-Bee Receivables Corporation and The El-Bee Chargit
        Corp., dated December 30, 1997 [Incorporated - Form 10/A-1, filed 1/23/98]
 4.16   Borrower Pledge Agreement, dated December 30, 1997, Made by
        The Elder-Beerman Stores Corp. to Citibank, N.A.
        [Incorporated - Form 10/A-1, filed 1/23/98]
 4.17   Chargit Pledge Agreement, dated December 30, 1997, Made By
        The El-Bee Chargit Corp. to Citibank, N.A. [Incorporated -
        Form 10/A-1, filed 1/23/98]
 4.18   Subsidiary Guaranty, dated December 30, 1997. Made by The
        El-Bee Chargit Corp., [Incorporated - Form 10/A-1, filed
        1/23/98]
 4.19   Subsidiary Guaranty, dated December 30, 1997, Made by The
        Bee-Gee Shoe Corp. [Incorporated - Form 10/A-1, filed
        1/23/98]
 4.20   Letter Agreement, dated December 30, 1997, Re: Assignment of
        Account By and Among The Elder-Beerman Stores Corp, CitiCorp
        USA, Inc., and Bankers Trust Company [Incorporated - Form
        10/A-1, filed 1/23/98]
 4.21   Amended and Restated Security Agreement, dated July 27,
        1998, Made By The Elder-Beerman Stores Corp., Elder-Beerman
        West Virginia, Inc., The El-Bee Chargit Corp., and The
        Bee-Gee Shoe Corp. in favor of CitiCorp USA, Inc.
        [Incorporated - Form S-1, filed 6/22/98]
 4.22   Elder-Beerman West Virginia, Inc. Guaranty, dated July 27,
        1998, Made by Elder-Beerman West Virginia, Inc. in favor of the Guaranteed Parties [Incorporated - Form S-1, filed
        6/22/98]
 4.23   Amendment No. 1 to The Elder-Beerman Master Trust Series
        1997-1 Supplement, dated as of November 25, 1998, Among The
        El-Bee Receivables Corporation, The El-Bee Chargit Corp. and
        Bankers Trust Company [Incorporated - Form 10-K, filed
        4/27/00]
 4.24   Amendment No. 2 to The Elder-Beerman Master Trust Series
        1997-1 Supplement, dated as of November 24, 1999, Among The
        El-Bee Receivables Corporation, The El-Bee Chargit Corp. and
        Bankers Trust Company [Incorporated - Form 10-K, filed
        4/27/00]
 4.25   Amendment No. 1 to The Series 1997-1 Certificate Purchase
        Agreement, dated as of November 25, 1998, Among The El-Bee
        Receivables Corporation, Corporate Receivables Corporation,
        The Liquidity Providers Named Therein, Citicorp North
        America Inc. and Bankers Trust Company [Incorporated - Form
        10-K, filed 4/27/00]
 4.26   Guaranty, dated December 30, 1999, Made by Elder-Beerman
        Holdings, Inc., Elder-Beerman Operations, LLC and
        Elder-Beerman Indiana, L.P. [Incorporated - Form 10-K, filed
        4/27/00]
 4.27 Amendment No. 1 to The Elder-Beerman Master Trust Pooling and Servicing Agreement, dated as of May 19, 2000, among The
        El-Bee Receivables Corporation, The El-Bee Chargit Corp. and
        Bankers Trust Company [Incorporated - Form 10-Q, filed
        6/13/00]
 4.28 Elder-Beerman Master Trust Series 2000-1 Supplement, dated as of May 19, 2000, among the El-Bee Receivables
        Corporation, as Transferor, The El-Bee Chargit Corp., as
        Servicer, and Bankers Trust Company, as Trustee
        [Incorporated - Form 10-Q, filed 6/13/00]
 4.29   Series 2000-1 Certificate Purchase Agreement, dated May 19,
        2000, among the El-Bee Receivables Corporation, as Seller, the Conduit Purchasers Named Therein, the Committed
        Purchasers Named Therein, the Managing Agents Named Therein,
        Citicorp North America, Inc., as Program Agent for the
        Purchasers and Bankers Trust Company, as Trustee
        [Incorporated - Form 10-Q, filed 6/13/00]
 4.30   Intercreditor Agreement, dated May 19, 2000, among Citicorp
        North America, Inc., as Program Agent, The El-Bee
        Receivables Corporation, as Transferor, The El-Bee Chargit
        Corp., as Originator and Servicer, The Elder-Beerman Stores
        Corp., as Originator and Servicer, The Elder-Beerman Stores
        Corp., as Borrower and Originator, Bankers Trust Company, as
        Trustee and Citicorp USA, Inc., as Bank Agent [Incorporated
        - Form 10-Q, filed 6/13/00]
 4.31   Amendment No. 1 to The Elder-Beerman Master Trust Series
        2000-1 Supplement, dated July 9, 2002 [FILED HEREWITH]

 4.32   Amendment No. 1 to the Series 2000-1 Certificate Purchase
        Agreement, dated July 9, 2002 [FILED HEREWITH]
(10)    MATERIAL CONTRACTS
10.1 Severance Agreement, dated as of June 10, 2002, by and between The Elder-Beerman Stores Corp. and Edward A.
        Tomechko. [Incorporated - Form 10-Q, filed 9/12/02]
10.2    The Elder-Beerman Stores Corp. Equity and Performance
        Incentive Plan, as amended and restated as of September 21, 2000 [Incorporated - Proxy Statement, filed 8/21/00]
10.3    Form of Restricted Stock Agreement for Non-Employee Director
        [Incorporated - Form 10, filed 11/26/97]
10.4 Form of Restricted Stock Agreement [Incorporated - Form 10, filed 11/26/97]
10.5 Form of Deferred Shares Agreement [Incorporated - Form 10, filed 11/26/97]
10.6    Form of Nonqualified Stock Option Agreement for Non-Employee
        Director [Incorporated - Form 10, filed 11/26/97]
10.7    Form of Nonqualified Stock Option Agreement [Incorporated -
        Form 10, filed 11/26/97]
10.8    Amended and Restated Employment Agreement, dated as of
        December 30, 1997, Between The Elder-Beerman Stores Corp.
        and James M. Zamberlan [ Incorporated - Form 10-K, filed
        4/22/99]
10.9    Employment Agreement Between The Elder-Beerman Stores Corp.
        and Steven D. Lipton, dated December 30, 1997 [Incorporated
        - Form 10-K, filed 4/30/98]
10.10   Modification Agreement, dated June 15, 2001, between The
        Elder-Beerman Stores Corp. and Steven D. Lipton
        [Incorporated - Form 10-Q, filed 9/13/01]
10.11 Employment Agreement, dated January 23, 2002, by and between the Company and Byron Bergren [Incorporated -- Form 10-K, filed 4/19/02]
10.12 Form of Director Indemnification Agreement made by and between The Elder Beerman Stores corp. and a director of the Company (previously filed as Exhibit 10(f) to the Form 10 and incorporated herein by reference) [Incorporated - Form
        10, filed 11/26/97]
10.13 Form of Director and Officer Indemnification Agreement made by and between The Elder-Beerman Stores Corp. and a director and an officer of the Company [Incorporated - Form 10, filed
        11/26/97]
(18)    LETTER RE CHANGE IN ACCOUNTING PRINCIPLES
18.1 Letter dated March 20, 2003 from Deloitte & Touche LLP to the Company[FILED HEREWITH]
(21)    SUBSIDIARIES OF REGISTRANT
21.1    List of Subsidiaries of Registrant [FILED HEREWITH]
(23)    CONSENTS OF EXPERTS AND COUNSEL
23.1    Consent of Deloitte & Touche LLP [FILED HEREWITH]
(24)    POWERS OF ATTORNEY
24.1 Power of Attorney of persons who have executed this Report pursuant to a power of attorney [FILED HEREWITH]
(99)    ADDITIONAL EXHIBITS
99.1    Certification of Chief Executive Officer pursuant to Section
        906 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]
99.2    Certification of Chief Financial Officer pursuant to Section
        906 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]

---------------

"Incorporated" means incorporated herein by reference from a previous filing with the Commission.

"*" indicates that Exhibit relates to indebtedness that does not exceed 10% of the Company's total assets and is not being filed, but will be furnished to the Commission upon request.