Form 10-Q
period 2003-05-03
ELDER BEERMAN STORES CORP
filed 2003-06-16
CIK 32020

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended May 03, 2003

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number: 0-02788

                         THE ELDER-BEERMAN STORES CORP.
             (Exact name of registrant as specified in its charter)

                           OHIO                            31-0271980
         (State or other jurisdiction of                (I.R.S. employer
          incorporation or organization)               identification no.)

          3155 EL-BEE ROAD, DAYTON, OHIO                      45439
     (Address of principal executive offices)               (Zip Code)

                                 (937) 296-2700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                             ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         As of June 12, 2003 11,581,445 shares of the issuer's common stock, without par value, were outstanding.


================================================================================

                         THE ELDER-BEERMAN STORES CORP.

                                      INDEX


PART I.      FINANCIAL INFORMATION                                                                          PAGE

ITEM 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of May 3, 2003, May 4, 2002 and
             February 1, 2003 .................................................................................1

             Condensed Consolidated Statements of Operations for the 13 weeks ended May 3, 2003 and
             May 4, 2002 ......................................................................................2

             Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 3, 2003 and
             May 4, 2002.......................................................................................3

             Notes to Condensed Consolidated Financial Statements..............................................4

ITEM 2.      Management's Discussion and Analysis of Consolidated Financial Condition
             and Results of Operations.........................................................................8

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................12

ITEM 4.      Disclosure Controls And Procedures...............................................................12


PART II.     OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K.................................................................13


SIGNATURES....................................................................................................14

CERTIFICATIONS................................................................................................15

INDEX TO EXHIBITS.............................................................................................17

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                MAY 3, 2003        MAY 4, 2002      FEB. 1, 2003
                                                                              ---------------    ---------------  ----------------
ASSETS

Current assets:
  Cash and equivalents                                                          $     7,345        $     7,532       $     9,735
  Customer accounts receivable (less allowance for doubtful accounts:
    May 3, 2003 - $2,998; May 4, 2002 - $2,677; February 1, 2003 - $3,298)          120,147            123,973           127,786
  Merchandise inventories                                                           149,784            150,562           138,748
  Other current assets                                                               15,723             21,215            17,162
                                                                                -----------        -----------       -----------
    Total current assets                                                            292,999            303,282           293,431
                                                                                -----------        -----------       -----------

Property, fixtures and equipment, less accumulated depreciation
  and amortization                                                                   89,261             98,833            90,181
Other Assets                                                                         26,587             25,263            27,436
                                                                                -----------        -----------       -----------
    Total assets                                                                $   408,847        $   427,378       $   411,048
                                                                                ===========        ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term obligations                                      $     4,763        $     7,329       $     5,456
  Accounts payable                                                                   50,092             39,548            40,607
  Other accrued liabilities                                                          26,213             24,812            31,918
                                                                                -----------        -----------       -----------
    Total current liabilities                                                        81,068             71,689            77,981
                                                                                -----------        -----------       -----------

Long-term obligations, less current portion                                          112,681           141,112           115,127
Deferred items                                                                        10,021            13,296            11,214

Shareholders' equity:
  Common stock, no par, 11,581,064 shares at May 3, 2003, 11,531,554 shares at May 4, 2002, and 11,536,460 shares at February 1, 2003
    issued and outstanding                                                          243,424            243,456           243,419
  Unearned compensation - restricted stock                                             (145)              (338)             (197)
  Deficit                                                                           (36,518)           (37,411)          (34,043)
  Other comprehensive loss                                                           (1,684)            (4,426)           (2,453)
                                                                                -----------        -----------       -----------
    Total shareholders' equity                                                      205,077            201,281           206,726
                                                                                -----------        -----------       -----------
    Total liabilities and shareholders' equity                                  $   408,847        $   427,378       $   411,048
                                                                                ===========        ===========       ===========


See notes to condensed consolidated financial statements

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 13-WEEKS ENDED     13-WEEKS ENDED
                                                                                   MAY 3, 2003        MAY 4, 2002
                                                                                ----------------   ----------------

Revenues:
     Net sales                                                                    $    131,052       $    141,166
     Financing                                                                           6,862              7,158
     Other                                                                                 699                688
                                                                                  ------------       ------------
                                                                                       138,613            149,012
                                                                                  ------------       ------------

Costs and expenses:
     Cost of merchandise sold, occupancy, and buying expenses                           97,140            105,145
     Selling, general, administrative, and other expenses                               37,960             41,495
     Depreciation and amortization                                                       4,917              4,971
     Interest expense                                                                    2,463              2,840
                                                                                  ------------       ------------
        Total costs and expenses                                                       142,480            154,451
                                                                                  ------------       ------------

Loss before income tax benefit                                                          (3,867)            (5,439)

Income tax benefit                                                                      (1,392)            (1,958)
                                                                                  ------------       ------------

Loss before cumulative effect of changes in accounting principles                       (2,475)            (3,481)

Cumulative effect of changes in accounting principles                                        -            (15,118)
                                                                                  ------------       ------------

Net loss                                                                          $     (2,475)      $    (18,599)
                                                                                  ============       ============


Net loss per common share - basic and diluted
     Loss before cumulative effect of changes in accounting principles            $      (0.22)      $      (0.31)

     Cumulative effect of changes in accounting principles                                 -                (1.33)
                                                                                  ------------       ------------
Net loss                                                                          $      (0.22)      $      (1.64)
Weighted average number of shares outstanding                                       11,406,800         11,369,834



See notes to condensed consolidated financial statements

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                 13-WEEKS ENDED     13-WEEKS ENDED
                                                                                   MAY 3, 2003        MAY 4, 2002
                                                                                ----------------   ----------------


Cash flows from operating activities:
     Net loss                                                                     $     (2,475)      $    (18,599)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
        Depreciation and amortization                                                    4,917              4,971
        Cumulative effect of changes in accounting principles                                -             15,118
        Asset impairment                                                                     -              1,037
        Changes in assets and liabilities                                                2,146              5,761
                                                                                  ------------       ------------
            Net cash provided by operating activities                                    4,588              8,288

Cash flows from investing activites:
     Capital expenditures, net                                                          (3,839)            (2,604)
     Proceeds from the disposal of investments                                               -                326
                                                                                  ------------       ------------
            Net cash used in investing activities                                       (3,839)            (2,278)

Cash flows from financing activities:
     Net payments under asset securitization agreement                                  (6,770)            (5,493)
     Net borrowings (payments) under revolving lines of credit                           5,000             (1,652)
     Payments on long-term obligations                                                  (1,369)            (1,933)
     Issuance of an installment note                                                         -              3,464
     Other                                                                                   -                 (6)
                                                                                  ------------       ------------
            Net cash used in financing activities                                       (3,139)            (5,620)

                                                                                  ------------       ------------
Increase (decrease) in cash and equivalents                                             (2,390)               390

Cash and equivalents - beginning of period                                               9,735              7,142
                                                                                  ------------       ------------

Cash and equivalents - end of period                                              $      7,345       $      7,532
                                                                                  ============       ============



Supplemental cash flow information:
     Interest paid                                                                $      2,428       $      3,104
Supplemental non-cash investing and financing activities:
     Capital leases                                                                                            35


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

                  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003. Certain reclassifications have been made to the first quarter of 2002 financial statements to conform to the first quarter of 2003 financial statement presentation.

2.       PER SHARE AMOUNTS

                  Net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period presented. Stock options, restricted shares, and deferred shares represent potential common shares and are included in computing diluted earnings per share when the effect would be dilutive. Dilutive potential common shares for the 13 weeks ended May 3, 2003 and May 4, 2002 were 151,724 and 68,188, respectively. There was no dilutive effect of potential common shares for the periods presented.

3.       STOCK-BASED COMPENSATION

                  During the first quarter of 2003, a total of 342,500 stock options were granted at fair market value to designated employees under the Company's Equity and Performance Incentive Plan (the "Plan"). These options granted have a maximum term of ten years and vest over five years.

                  Nonemployee directors may receive all or a portion of their annual base retainer fee in the form of discounted stock options. During the first quarter of 2003 a total of 24,999 stock options, with an exercise price of $2.10, were granted under this plan. These options vest on February 2, 2004.

                  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. This statement was effective for interim financial statements beginning after December 15, 2002. The Company continues to measure compensation cost for stock options issued to employees and directors using the intrinsic value based method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued


                  Total compensation costs charged to loss before income tax benefit for all stock-based compensation awards was approximately $0.1 million for the first quarter of 2003 and the first quarter of 2002. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands, except per share data):

                                                    THIRTEEN WEEKS ENDED
                                                    --------------------
                                              MAY 3, 2003           MAY 4, 2002
                                              -----------           -----------

     Net loss as reported .................    $ (2,475)             $   (18,599)
        Deduct: Total stock-based
           compensation under fair value
           based method, net of tax .......         130                      137
                                              ------------          ------------
     Pro forma net loss ...................    $ (2,605)             $   (18,736)
                                              ============          ============
     Loss per common share - diluted:
        As reported .......................    $  (0.22)             $     (1.64)
        Pro forma .........................    $  (0.23)             $     (1.65)

4.       SHAREHOLDERS' EQUITY

                  The comprehensive loss for the 13 weeks ended May 3, 2003 and May 4, 2002, was $1.7 million and $18.1 million, respectively. Following is a reconciliation between net loss and comprehensive loss (dollars in thousands):

                                                  THIRTEEN WEEKS ENDED
                                                  --------------------
                                            MAY 3, 2003           MAY 4, 2002
                                            -----------           -----------

   Net loss .............................    $  (2,475)            $  (18,599)
      Net unrealized gain on cash flow
         hedges, net of tax .............          769                    465
                                            ------------          ------------
   Comprehensive loss ...................    $  (1,706)            $  (18,134)
                                            ============          ============

5.       DERIVATIVE FINANCIAL INSTRUMENTS

                  The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's swap agreements was a $2.6 million liability at May 3, 2003, a $5.3 million liability at May 4, 2002, and a $3.8 million liability at February 1, 2003. This liability is included in deferred items on the condensed consolidated balance sheet. The adjustment to record the net change in fair value was recorded, net of income taxes, in other comprehensive loss. There was no ineffectiveness during the 13 week period ended May 3, 2003. In fiscal 2003, the Company expects the amounts to be reclassified out of other comprehensive loss to earnings to be immaterial to the financial statements.

6.       IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

                  In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 primarily rescinds SFAS No. 4 which allowed gains or losses from the extinguishment of debt to be classified as an extraordinary item. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains or losses. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of February 2, 2003, the beginning of our new fiscal year. The adoption of SFAS No. 145 did not have a material impact on the financial statements.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued

7.       NEW ACCOUNTING STANDARDS NOT YET ADOPTED

                  In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Primarily the changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for all contracts entered into or modified after June 30, 2003, and all hedging relationships entered into after June 30, 2003. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

                  In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. This statement requires that certain financial instruments that under previous guidance could be accounted for as equity, should now be classified as a liabilities in the statement of financial position. This statement is effective May 31, 2003 for new or modified financial instruments, otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

8.       ASSET IMPAIRMENT AND OTHER EXPENSES

                  On January 7, 2003 the Company announced its plan to close its Forest Fair Mall department store located in Cincinnati, OH. During the 13 weeks ended May 3, 2003 the Company recorded pre-tax costs of $0.9 million for excess inventory markdowns and $0.1 million for severance and other costs. The closing was completed April 29, 2003.

                  The following is a summary related to the severance and other costs for the 13 weeks ended May 3, 2003, (dollars in thousands):

                    Severance and other costs:
                       Balance as of February 1, 2003 ...................         $      179
                       Charge recorded ..................................                145
                       Used for intended purpose ........................
                                                                                        (181)
                                                                                --------------
                       Balance as of May 3, 2003 ........................         $      143
                                                                                ==============

                    Executive retirement and other costs:
                       Balance as of February 1, 2003 ...................         $    1,431
                       Used for intended purpose ........................
                                                                                        (172)
                                                                                --------------
                       Balance as of May 3, 2003 ........................         $    1,259
                                                                                ==============

9.       SUBSEQUENT EVENT

                  On May 16, 2003 the Company announced that it had recently received unsolicited expressions of interest relating to the possible acquisition of the Company. After considering these expressions of interest, the Company entered into a letter agreement with one of the interested parties. Under this letter agreement, the Company and the interested party will discuss, on an exclusive basis for a limited period of time, the possible sale of the Company. The Company has retained RBC Capital Markets to advise it in this process. There can be no assurance that these discussions will result in any transaction involving the Company.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued

10.      SEGMENT REPORTING

         The following table sets forth financial information by segment, (dollars in thousands):

                                                  THIRTEEN WEEKS ENDED
                                                  --------------------
                                            MAY 3, 2003           MAY 4, 2002
                                            -----------           -----------
   Department Store
   Revenues ...........................      $ 131,751             $ 141,854
   Operating loss .....................         (4,182)               (4,220)

   Finance Operations
   Revenues ...........................      $   6,862             $   7,158
   Operating profit ...................          4,296                 4,557

   Segment Subtotal
   Revenues ...........................      $ 138,613             $ 149,012
   Operating profit  (1) ..............            114                   337


         (1) Segment operating profit is reconciled to loss before income tax benefit as follows:

                                                   THIRTEEN WEEKS ENDED
                                                   --------------------
                                            MAY 3, 2003           MAY 4, 2002
                                            -----------           -----------
   Segment operating profit ...........      $     114             $     337
        Store closing costs ...........         (1,058)               (1,353)
        Severance and other costs .....             --                  (683)
        Asset impairment ..............             --                (1,037)
        Interest expense ..............         (2,463)               (2,840)
        Other .........................           (460)                  137
                                            ------------          ------------
                                             $ (3,867)             $  (5,439)
                                            ============          ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains "forward-looking statements," including predictions of future operating performance, events or developments such as our future sales, gross margins, profits, expenses, income and earnings per share. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "hopes," and "estimates," and variations of such words and similar expressions, are intended to identify forward-looking statements. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Many factors could materially affect our actual future operations and results. Factors that could materially affect performance include the following: increasing price and product competition; fluctuations in consumer demand and confidence, especially in light of current uncertain general economic conditions; the availability and mix of inventory; fluctuations in costs and expenses; consumer response to the Company's merchandising strategies, advertising, marketing and promotional programs; the effectiveness of management; the timing and effectiveness of new store openings, particularly its new stores opened in the last two years; weather conditions that affect consumer traffic in stores; the continued availability and terms of bank and lease financing and trade credit; the outcome of pending and future litigation; consumer debt levels; the impact of any new consumer bankruptcy laws; inflation and interest rates and the condition of the capital markets. National security threats and ongoing U.S. involvement in Iraq could magnify some of these factors. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended May 3, 2003 ("First Quarter 2003") and May 4, 2002 ("First Quarter 2002"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included in
Part I, Item I.

RESULTS OF OPERATIONS

First Quarter 2003 Compared to First Quarter 2002

     Net sales for the First Quarter 2003 decreased by 7.2% to $131.1 million from $141.2 million for the First Quarter 2002. Comparable store sales, sales for stores opened for 13 months, decreased by 7.7%. Women's accessories and cosmetics had the best sales performance.

     Financing revenue from the Company's private label credit card for the First Quarter 2003 decreased by 4.1% to $6.9 million from $7.2 million for the First Quarter 2002. The decrease is due to the lower sales volume, which was partially offset by an increase in the penetration rate to 48.5% for the First Quarter 2003 versus 45.4% for the First Quarter 2002.

     Other revenue, which is primarily from leased departments, for the First Quarter 2003 and the First Quarter 2002 was $0.7 million.

     Cost of merchandise sold, occupancy, and buying expenses decreased to 74.1% of net sales for the First Quarter 2003 from 74.5% of net sales for the First Quarter 2002. During the First Quarter 2003 merchandise gross margins increased 0.8% versus the First Quarter 2002 due to a reduction in markdowns which is a result of improved inventory management. The First Quarter 2003 included a charge of $0.9 million in inventory markdowns related to the closing of the Forest Fair Mall store in Cincinnati, Ohio. During the First Quarter 2002 a charge for inventory markdowns of $1.0 million related to the closing of the Company's downtown Dayton, Ohio store was recorded.

                                              First Quarter 2003          First Quarter 2002
                                              ------------------          ------------------
                                                          (Dollars in thousands)
Net Sales ................................      $ 131,052    100.0%        $ 141,166    100.0%
Gross Margin .............................         46,378     35.4%           48,866     34.6%
                                                   ------                     ------
Cost of Merchandise Sold .................         84,674     64.6%           92,300     65.4%
Buying and Occupancy Expenses ............         11,526      8.8%           11,895      8.4%
Store Closing Markdowns ..................            940      0.7%              950      0.7%
                                                      ---                        ---
Cost of Goods Sold, Occupancy,
     and Buying Expenses .................       $ 97,140     74.1%        $ 105,145     74.5%
                                                 ========                  =========

      Selling, general, administrative, and other expenses decreased to 29.0% of net sales for the First Quarter 2003 from 29.4% for the First Quarter 2002. The reduction in the expenses is a result of ongoing expense initiatives and improvements in productivity. First Quarter 2002 expenses include: (1) $0.4 million in charges related to the closing of the downtown Dayton, OH store; (2) $0.7 million for severance costs to implement expense reductions, and (3) $1.0 million in charges to write-down long-term assets to their fair value. First Quarter 2002 also included miscellaneous income of $0.6 million from a sale of noncore assets and life insurance proceeds.

     Depreciation and amortization expense decreased to $4.9 million for the First Quarter 2003 compared to $5.0 million for the First Quarter 2002.

     Interest expense decreased to $2.5 million for the First Quarter 2003 from $2.8 million for the First Quarter 2002. The decrease is primarily due to reduced average borrowing.

     An income tax benefit was recorded in the First Quarter 2003 and the First Quarter 2002 at a rate of 36.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flow from operations and borrowings under its Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service, finance working capital and capital expenditures.

     Factors that could affect operating cash flows include, but are not limited to, increasing price and product competition, fluctuations in consumer demand and confidence, the availability and quality of inventory, the availability and terms of bank financing and trade credit, consumer debt levels, and changes in the finance charges imposed by the Company on its charge card holders.

     The Company believes that it will generate sufficient cash flow from operations, as supplemented seasonally by its available borrowings under the Credit Facilities, to service debt requirements, meet anticipated working capital needs and to invest in capital expenditures.

     Net cash provided by operating activities was $4.6 million for the First Quarter 2003, compared to $8.3 million for the First Quarter 2002. A net loss of $2.5 million was recorded in the First Quarter 2003. A net loss of $18.6 was recorded in the First Quarter 2002. During the First Quarter 2002 non-cash after-tax charges of $14.1 million relating to the goodwill impairment and $1.1 million relating to the change in method for recording actuarial losses for the Stone & Thomas defined benefit pension plan were recorded. Additionally, the First Quarter 2002 included a non-cash pre-tax charge of $1.0 million to write-down long-term assets to their fair value. During the First Quarter 2003 merchandise inventories increased $11.0 million compared to a decrease of $1.2 million during the First Quarter 2002. Trade accounts payable during the First Quarter 2003 increased $9.5 million compared to an increase of $1.1 million during the First Quarter 2002. The First Quarter 2002 inventory and accounts payable reflect the implementation of an initiative to improve the productivity and flow of inventories, which caused the First Quarter

2002 to not reflect the seasonal increase in inventories and accounts payable that normally occur during the first quarter.

     Net cash used in investing activities was $3.8 million for the First Quarter 2003, compared to $2.3 million for the First Quarter 2002. The increase is due to the opening of our new DeKalb, Illinois store.

     For the First Quarter 2003, net cash used in financing activities was $3.1 million compared to $5.6 million for the First Quarter 2002, which represents reduced borrowing required for operating and investing activities.

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

     The Company's accounting policies are more fully described in Note A to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003. Management believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of the consolidated financial statements.

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

     Long-lived Assets. In evaluating the carrying value and future benefits of long-lived assets, management performs a comparison of the anticipated undiscounted future net cash flows of the related long-lived asset to their carrying amount in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management believes at this time that the long-lived assets carrying values and useful lives to be appropriate.

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

     Pension Liability. In connection with the acquisition of Stone & Thomas in 1998, the Company assumed the liability for a defined-benefit pension plan. The Company annually evaluates pension benefits for this plan, including all relevant assumptions required by accounting principles generally accepted in the United States of America. Due to the technical nature of pension accounting, the Company uses an outside actuary to provide assistance in calculating the estimated future obligation associated with this plan. Since there are many estimates and assumptions involved in calculating pension benefits, differences between actual future events and prior year estimates and assumptions could result in adjustments to pension expense and the related obligation. Such assumptions include the discount rate and the expected long-term rate of return on the related plan assets.

ACCOUNTING STANDARDS

     In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 primarily rescinds SFAS No. 4 which allowed gains or losses from the extinguishment of debt to be classified as an extraordinary item. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains or losses. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of February 2, 2003, the beginning of our new fiscal year. The adoption of SFAS No. 145 did not have a material impact on the financial statements.

     In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Primarily the changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for all contracts entered into or modified after June 30, 2003, and all hedging relationships entered into after June 30, 2003. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

     In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. This statement requires that certain financial instruments that under previous guidance could be accounted for as equity, should now be classified as a liabilities in the statement of financial position. This statement is effective May 31, 2003 for new or modified financial instruments, otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

SUBSEQUENT EVENT

     On May 16, 2003 the Company announced that it had recently received unsolicited expressions of interest relating to the possible acquisition of the Company. After considering these expressions of interest, the Company entered into a letter agreement with one of the interested parties. Under this letter agreement, the Company and the interested party will discuss, on an exclusive basis for a limited period of time, the possible sale of the Company. The Company has retained RBC Capital Markets to advise it in this process. There can be no assurance that these discussions will result in any transaction involving the Company.

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


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                          PART II. - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - See Index to Exhibits.

         (b) During the Quarter ended May 3, 2003, the Company did not file any Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ELDER-BEERMAN STORES CORP.,
                                       an Ohio corporation


Dated:  June 16, 2003                  By:/s/ Edward A. Tomechko
        --------------------              --------------------------------------
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



Date:  June 16, 2003                           /s/ By Byron L. Bergren
                                       -----------------------------------------
                                                   Byron L. Bergren
                                         President and Chief Executive Officer

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



Date:  June 16, 2003                        /s/ Edward A. Tomechko
                           -----------------------------------------------------
                                              Edward A. Tomechko
                            Executive Vice President -- Chief Financial Officer,
                                           Treasurer and Secretary

                                INDEX TO EXHIBITS

Exhibit
Number       Description of Exhibit
------       ----------------------

 (99)        ADDITIONAL EXHIBITS:

             99.1 Certification of Chief Executive Officer of The Elder-Beerman Stores Corp. in accordance with Section 906 of the Sarbannes-Oxley Act of 2002.

             99.2 Certification of Chief Financial Officer of The Elder-Beerman Stores Corp. in accordance with Section 906 of the Sarbannes-Oxley Act of 2002.