Form 10-Q
period 2003-08-02
ELDER BEERMAN STORES CORP
filed 2003-09-16
CIK 32020

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended August 02, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

      As of August 30, 2003, 11,585,457 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                         THE ELDER-BEERMAN STORES CORP.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                                          PAGE

ITEM 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of August 2, 2003, August 3, 2002 and
             February 1, 2003 .................................................................................1

             Condensed Consolidated Statements of Operations for the 13 weeks ended August 2, 2003 and
             August 3, 2002 ...................................................................................2

             Condensed Consolidated Statements of Operations for the 26 weeks ended August 2, 2003 and
             August 3, 2002 ...................................................................................3

             Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 2, 2003 and
             August 3, 2002....................................................................................4

             Notes to Condensed Consolidated Financial Statements..............................................5

ITEM 2.      Management's Discussion and Analysis of Consolidated Financial Condition
             and Results of Operations.........................................................................9

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................15

ITEM 4.      Controls And Procedures..........................................................................15


PART II.     OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders..............................................16

ITEM 6.      Exhibits and Reports on Form 8-K.................................................................16


SIGNATURES....................................................................................................17

EXHIBIT INDEX.................................................................................................18

                         PART I. - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                           AUG. 2, 2003   AUG. 3, 2002  FEB. 1, 2003
                                                                                           ------------   ------------  ------------
ASSETS

Current assets:
     Cash and equivalents                                                                    $   7,325     $   6,881     $   9,735
     Customer accounts receivable (less allowance for doubtful accounts:
         August 2, 2003 - $2,438; August 3, 2002 - $2,250; February 1, 2003 - $3,298)          113,577       117,138       127,786
     Merchandise inventories                                                                   144,286       146,799       138,748
     Other current assets                                                                       17,082        20,073        17,162
                                                                                             ---------     ---------     ---------
         Total current assets                                                                  282,270       290,891       293,431
                                                                                             ---------     ---------     ---------

Property, fixtures and equipment, less accumulated depreciation
     and amortization                                                                           88,027        96,237        90,181
Other Assets                                                                                    25,834        27,309        27,436
                                                                                             ---------     ---------     ---------
         Total assets                                                                        $ 396,131     $ 414,437     $ 411,048
                                                                                             =========     =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term obligations                                                $   3,896     $   7,311     $   5,456
     Accounts payable                                                                           51,280        39,627        40,607
     Other accrued liabilities                                                                  25,700        22,693        31,918
                                                                                             ---------     ---------     ---------
         Total current liabilities                                                              80,876        69,631        77,981
                                                                                             ---------     ---------     ---------

Long-term obligations, less current portion                                                    102,978       132,120       115,127
Deferred items                                                                                   8,568        13,502        11,214

Shareholders' equity:
     Common stock, no par, 11,585,457 shares at August 2, 2003, 11,528,587 shares at
         August 3, 2002, and 11,536,460 shares at February 1, 2003 issued and outstanding      243,444       243,382       243,419
     Unearned compensation - restricted stock                                                      (92)         (258)         (197)
     Deficit                                                                                   (38,654)      (40,208)      (34,043)
     Other comprehensive loss                                                                     (989)       (3,732)       (2,453)
                                                                                             ---------     ---------     ---------
         Total shareholders' equity                                                            203,709       199,184       206,726
                                                                                             ---------     ---------     ---------
         Total liabilities and shareholders' equity                                          $ 396,131     $ 414,437     $ 411,048
                                                                                             =========     =========     =========


See notes to condensed consolidated financial statements

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                                    13-WEEKS ENDED       13-WEEKS ENDED
                                                                     AUG. 2, 2003         AUG. 3, 2002
                                                                    --------------       --------------
Revenues:
     Net sales                                                       $    132,558         $    133,578
     Financing                                                              6,587                6,629
     Other                                                                    624                  697
                                                                     ------------         ------------
Total revenues                                                            139,769              140,904
                                                                     ------------         ------------

Costs and expenses:
     Cost of merchandise sold, occupancy, and buying expenses              97,385               95,938
     Selling, general, administrative, and other expenses                  38,590               39,909
     Depreciation and amortization                                          4,935                5,006
     Interest expense                                                       2,197                2,768
                                                                     ------------         ------------
         Total costs and expenses                                         143,107              143,621
                                                                     ------------         ------------

Loss before income tax benefit                                             (3,338)              (2,717)

Income tax benefit                                                         (1,202)                (978)
                                                                     ------------         ------------

Net loss                                                             $     (2,136)        $     (1,739)
                                                                     ============         ============


Net loss per common share - basic and diluted                        $      (0.19)        $      (0.15)
Weighted average number of shares outstanding                          11,415,401           11,378,922


See notes to condensed consolidated financial statements

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                                             26-WEEKS ENDED       26-WEEKS ENDED
                                                                              AUG. 2, 2003         AUG. 3, 2002
                                                                             --------------       --------------
Revenues:
     Net sales                                                                $    263,610         $    274,744
     Financing                                                                      13,449               13,787
     Other                                                                           1,323                1,385
                                                                              ------------         ------------
Total revenues                                                                     278,382              289,916
                                                                              ------------         ------------
Costs and expenses:
     Cost of merchandise sold, occupancy, and buying expenses                      194,525              201,083
     Selling, general, administrative, and other expenses                           76,550               81,404
     Depreciation and amortization                                                   9,852                9,977
     Interest expense                                                                4,660                5,608
                                                                              ------------         ------------
         Total costs and expenses                                                  285,587              298,072
                                                                              ------------         ------------
Loss before income tax benefit                                                      (7,205)              (8,156)
Income tax benefit                                                                  (2,594)              (2,936)
                                                                              ------------         ------------
Loss before cumulative effect of changes in accounting principles                   (4,611)              (5,220)
Cumulative effect of changes in accounting principles                                   --              (15,118)
                                                                              ------------         ------------
Net loss                                                                      $     (4,611)        $    (20,338)
                                                                              ============         ============

Net loss per common share - basic and diluted
     Loss before cumulative effect of changes in accounting principles        $      (0.40)        $      (0.46)
     Cumulative effect of changes in accounting principles                              --                (1.33)
                                                                              ------------         ------------
Net loss                                                                      $      (0.40)        $      (1.79)
Weighted average number of shares outstanding                                   11,411,101           11,374,378


See notes to condensed consolidated financial statements

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements Of Cash Flows
                             (Dollars in thousands)


                                                                   26-WEEKS ENDED   26-WEEKS ENDED
                                                                   AUGUST 2, 2003    AUG. 3, 2002
                                                                   --------------   --------------
Cash flows from operating activities:                                 $ 18,773         $ 21,098

Cash flows from investing activities:
     Capital expenditures, net                                          (7,481)          (4,604)
     Proceeds from the disposal of investments                              --              326
                                                                      --------         --------
            Net cash used in investing activities                       (7,481)          (4,278)

Cash flows from financing activities:
     Net payments under asset securitization agreement                 (20,433)          (8,133)
     Net borrowings (payments) under revolving lines of credit           9,531           (6,465)
     Payments on long-term obligations                                  (2,807)          (3,792)
     Issuance of an installment note                                        --            3,464
     Debt acquisition payments                                              --           (2,098)
     Other                                                                   7              (57)
                                                                      --------         --------
            Net cash used in financing activities                      (13,702)         (17,081)
                                                                      --------         --------
Decrease in cash and equivalents                                        (2,410)            (261)
Cash and equivalents - beginning of period                               9,735            7,142
                                                                      --------         --------
Cash and equivalents - end of period                                  $  7,325         $  6,881
                                                                      ========         ========

Supplemental cash flow information:
     Interest paid                                                    $  4,703         $  6,019
Supplemental non-cash investing and financing activities:
     Capital leases                                                                         337


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

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003. Certain reclassifications have been made to the second quarter of 2002 financial statements to conform to the second quarter of 2003 financial statement presentation.

2.    PER SHARE AMOUNTS

      Net earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted-average number of common shares outstanding during the period presented. Stock options, restricted shares, and deferred shares represent potential common shares and are included in computing diluted earnings per share when the effect would be dilutive. Dilutive potential common shares for the 13 weeks ended August 2, 2003 and August 3, 2002 were 776,447 and 117,129, respectively. Dilutive potential common shares for the 26 weeks ended August 2, 2003 and August 3, 2002 were 483,113 and 86,692, respectively. There was no dilutive effect of potential common shares for the periods presented.

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

      Total compensation costs charged to loss before income tax benefit for all stock-based compensation awards was approximately $0.1 million for the first half of 2003 and the first half of 2002. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands, except per share data):

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued


                                              THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                              --------------------         ----------------------
                                        AUGUST 2, 2003  AUGUST 3, 2002  AUGUST 2, 2003  AUGUST 3, 2002
                                        --------------  --------------  --------------  --------------
Net loss as reported                       $(2,136)        $(1,739)        $(4,611)        $(20,338)
   Deduct: Additional stock-based
      compensation under fair value
      based method, net of tax                (107)           (137)           (237)            (274)
                                           -------         -------         -------         --------
Pro forma net loss                         $(2,243)        $(1,876)        $(4,848)        $(20,612)
                                           =======         =======         =======         ========
Loss per common share - diluted:
   As reported                             $ (0.19)        $ (0.15)        $ (0.40)        $  (1.79)
   Pro forma                               $ (0.20)        $ (0.16)        $ (0.42)        $  (1.81)


4.    SHAREHOLDERS' EQUITY

      The comprehensive loss for the 13 weeks ended August 2, 2003 and August 3, 2002, was $1.4 million and $2.0 million, respectively. The comprehensive loss for the 26 weeks ended August 2, 2003 and August 3, 2002, was $3.1 million and $20.2 million, respectively. Following is a reconciliation between net loss and comprehensive loss (dollars in thousands):

                                                THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                --------------------          ----------------------
                                          AUGUST 2, 2003  AUGUST 3, 2002  AUGUST 2, 2003  AUGUST 3, 2002
                                          --------------  --------------  --------------  --------------
Net loss                                     $(2,136)        $(1,739)        $(4,611)        $(20,338)
   Net unrealized gain (loss) on cash
   flow hedges, net of tax                       695            (286)          1,464              179
                                             -------         -------         -------         --------
Comprehensive loss                           $(1,441)        $(2,025)        $(3,147)        $(20,159)
                                             =======         =======         =======         ========


5.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Securitization Facility, thus reducing the impact of interest rate changes on future income. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's swap agreements was a $1.5 million liability at August 2, 2003, a $5.7 million liability at August 3, 2002, and a $3.8 million liability at February 1, 2003. This liability is included in deferred items on the condensed consolidated balance sheet. The adjustment to record the net change in fair value was recorded, net of income taxes, in other comprehensive loss. There was no ineffectiveness during the 26 week period ended August 2, 2003. In fiscal 2003, the Company expects the amounts to be reclassified out of other comprehensive loss to earnings to be immaterial to the financial statements.

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

      In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. This statement requires that certain financial instruments that under previous guidance could be accounted for as equity, should now be classified as a liability in the statement of financial position. This statement is effective May 31, 2003 for new or modified financial instruments, otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

8.    ASSET IMPAIRMENT AND OTHER EXPENSES

      On January 7, 2003 the Company announced its plan to close its Forest Fair Mall department store located in Cincinnati, OH. During the 13 weeks ended May 3, 2003 the Company recorded pre-tax costs of $0.9 million for excess inventory markdowns and $0.1 million for severance and other costs. The closing was completed April 29, 2003.

      The following is a summary related to the severance and other costs for the 26 weeks ended August 2, 2003 (dollars in thousands):


Severance and other costs:
   Balance as of February 1, 2003 ...        $   179
   Charge recorded ..................            154
   Used for intended purpose ........           (333)
                                             -------
   Balance as of August 2, 2003 .....        $     0
                                             =======

Executive retirement and other costs:

   Balance as of February 1, 2003 ...        $ 1,431
   Used for intended purpose ........           (372)
                                             -------
   Balance as of August 2, 2003 .....        $ 1,059
                                             =======

9.    RECENT EVENTS

      On September 15, 2003, the Company entered into an Agreement and Plan of Merger with The Bon-Ton Stores, Inc. ("Bon-Ton") and its wholly owned subsidiary Elder Acquisition Corp. ("B-T Sub"). The merger agreement provides for the sale of the Company to Bon-Ton and that shareholders of the Company will receive $8.00 per share in cash for their common shares.

      Pursuant to the terms of the merger agreement with Bon-Ton, Bon-Ton will, on or before September 23, 2003, commence a tender offer to purchase all of the outstanding Company shares, followed by a second step merger of Elder-Beerman with B-T Sub. Elder-Beerman will be the surviving corporation in the merger. Completion of the tender offer is conditioned, among other things, upon: (i) at least two-thirds of Elder-Beerman's outstanding common shares, on a fully diluted basis, being tendered and not withdrawn prior to the expiration date of the offer, (ii) the proceeds of the financings under Bon-Ton's commitment letters being available to Bon-Ton and (iii) satisfaction of applicable regulatory requirements.

      On June 25, 2003, Elder-Beerman entered into a merger agreement with Wright Holdings, Inc. In connection Elder-Beerman's execution of its merger agreement with Bon-Ton, the Company terminated its merger agreement with Wright Holdings, Inc.

                 THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued


10.   SEGMENT REPORTING

      The following table sets forth financial information by segment, (dollars in thousands):


                                           THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                           --------------------               ----------------------
                                     AUGUST 2, 2003    AUGUST 3, 2002    AUGUST 2, 2003    AUGUST 3, 2002
                                     --------------    --------------    --------------    --------------
Department Store
     Revenues ..................        $ 133,182         $ 134,275         $ 264,933         $ 276,129
     Operating loss ............           (4,091)           (3,923)           (8,273)           (8,143)

Finance Operations
     Revenues ..................        $   6,587         $   6,629         $  13,449         $  13,787
     Operating profit ..........            4,040             4,054             8,336             8,611

Segment Subtotal
     Revenues ..................        $ 139,769         $ 140,904         $ 278,382         $ 289,916
     Operating profit (loss) (1)              (51)              131                63               468


      (1) Segment operating profit (loss) is reconciled to loss before income tax benefit as follows:


                                              THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                              --------------------            ----------------------
                                          AUGUST 2, 2003   AUGUST 3, 2002  AUGUST 2, 2003  AUGUST 3, 2002
                                          --------------   --------------  --------------  --------------
Segment operating profit (loss) ......        $   (51)        $   131         $    63         $   468
     Store closing costs & other costs             (5)           (116)         (1,063)         (2,152)
     Asset impairment ................             --              --              --          (1,037)
     Interest expense ................         (2,197)         (2,768)         (4,660)         (5,608)
     Merger costs ....................           (686)             --            (686)             --
     Other ...........................           (399)             36            (859)            173
                                              -------         -------         -------         -------
                                              $(3,338)        $(2,717)        $(7,205)        $(8,156)
                                              =======         =======         =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains "forward-looking statements," including predictions of future operating performance, events or developments such as our future sales, gross margins, profits, expenses, income and earnings per share. In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "hopes," and "estimates," and variations of such words and similar expressions, are intended to identify forward-looking statements. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove inaccurate, there is no assurance that forward-looking statements will prove to be accurate. Many factors could materially affect our actual future operations and results. Factors that could materially affect performance include the following: increasing price and product competition; fluctuations in consumer demand and confidence, especially in light of current uncertain general economic conditions; the availability and mix of inventory; fluctuations in costs and expenses; consumer response to the Company's merchandising strategies, advertising, marketing and promotional programs; the effectiveness of management; the timing and effectiveness of new store openings, particularly new stores opened in the last two years; weather conditions that affect consumer traffic in stores; the continued availability and terms of bank and lease financing and trade credit; the outcome of pending and future litigation; consumer debt levels; the impact of any new consumer bankruptcy laws; inflation and interest rates and the condition of the capital markets. National security threats and ongoing U.S. involvement in Iraq could magnify some of these factors. Elder-Beerman undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      The following is a discussion of the financial condition and results of operations of the Company for the 13 week periods ended August 2, 2003 ("Second Quarter 2003") and August 3, 2002 ("Second Quarter 2002"), and the 26 week periods ended August 2, 2003 ("First Half 2003") and August 3, 2002 ("First Half 2002"). The Company's fiscal year ends on the Saturday closest to January 31. The discussion and analysis that follows is based upon and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto included in Part I, Item I.

RESULTS OF OPERATIONS

Second Quarter 2003 Compared to Second Quarter 2002

      Net sales, total sales less customer returns, for the Second Quarter 2003 decreased by 0.8% to $132.6 million from $133.6 million for the Second Quarter 2002. Comparable store sales, sales for stores opened for 13 months, increased by 1.6%. Furniture and domestics, within the Home Store merchandise category, had net sales increases of $1.2 million (18.4%) and $1.4 million (9.2%), respectively. Women's moderate and special size sportswear, within the Women's Ready To Wear & Intimate merchandise category, had net sales increases of 2.8% and 5.1%, respectively. The furniture increase was primarily due to the increase in mattress sales as we added mattress shops in five stores. Additionally, the home store sales in July 2003 reflect the movement of the beginning of a sales event into the last week of July from the month of August.

      NET SALES BY DEPARTMENT

                                             Second Quarter 2003          Second Quarter 2002
                                             -------------------          -------------------
      Merchandise Category                                (Dollars in thousands)
      Women's Ready to Wear & Intimate      $ 48,426          36.5%      $ 48,886          36.6%
      Accessories, Shoes & Cosmetics .        31,450          23.7%        32,640          24.4%
      Men's & Children's .............        24,464          18.5%        26,069          19.5%
      Home Store .....................        28,218          21.3%        25,983          19.5%
                                            --------      --------       --------      --------
      Net Sales ......................      $132,558         100.0%      $133,578         100.0%
                                            ========      ========       ========      ========

      Financing revenue from the Company's proprietary credit card for the Second Quarter 2003 and the Second Quarter 2002 remained flat at $6.6 million. While net sales were essentially flat, the penetration rate, the percentage of net sales under the Company's proprietary credit card, increased to 50.4% for the Second Quarter 2003 versus 47.6% for the Second Quarter 2002. However, this improvement did not generate additional finance revenue because charge customers continued to pay their Elder-Beerman charge account balances down at a faster rate than the previous year.

      Other revenue, which is primarily from leased departments, for the Second Quarter 2003 decreased by 10.5% to $0.6 million from $0.7 million for the Second Quarter 2002. The fine jewelry leased department had a 19.7% reduction in sales volume, which resulted in a corresponding reduction of our commissions.

      Cost of merchandise sold, occupancy, and buying expenses increased to 73.5% of net sales for the Second Quarter 2003 from 71.8% of net sales for the Second Quarter 2002. During the Second Quarter 2003 merchandise gross margins decreased 1.8% versus the Second Quarter 2002 due to an increase in markdowns required to sell seasonal summer merchandise. During the Second Quarter 2002 income of $0.2 million was recorded to adjust the charge recorded during the First Quarter 2002 related to the closing of the Company's Downtown Dayton, Ohio store.

                                           Second Quarter 2003          Second Quarter 2002
                                           -------------------          -------------------
                                                        (Dollars in thousands)
      Net Sales ....................      $132,558         100.0%      $133,578         100.0%
      Gross Margin .................        46,775          35.3%        49,525          37.1%
                                          --------      --------       --------      --------
      Cost of Merchandise Sold .....        85,783          64.7%        84,053          62.9%
      Buying and Occupancy Expenses         11,602           8.8%        11,885           8.9%
                                          --------      --------       --------      --------
      Cost of Goods Sold, Occupancy,
           and Buying Expenses .....      $ 97,385          73.5%      $ 95,938          71.8%
                                          ========      ========       ========      ========

      Selling, general, administrative, and other expenses decreased to 29.1% of net sales for the Second Quarter 2003 from 29.9% for the Second Quarter 2002. The reduction in expenses is a result of implementation of a store level expense initiative to combine our store's gift wrap and selling service desks. It is anticipated that this initiative that was started in early 2003 will continue to provide savings throughout fiscal 2003. During the Second Quarter 2003 a charge was recorded for $0.7 million of expenses incurred in connection with the potential acquisition of the Company. Second Quarter 2002 included a charge of $0.4 million in severance costs, which was partially offset by $0.2 million in miscellaneous income from a sale of noncore assets.

      Depreciation and amortization expense decreased to $4.9 million for the Second Quarter 2003 compared to $5.0 million for the Second Quarter 2002.

      Interest expense decreased to $2.2 million for the Second Quarter 2003 from $2.8 million for the Second Quarter 2002 reflecting lower average borrowings compared to last year.

      An income tax benefit was recorded in the First Quarter 2003 and the First Quarter 2002 at a rate of 36.0%.

First Half 2003 Compared to First Half 2002

      Net sales, total sales less customer returns, for the First Half 2003 decreased by 4.1% to $263.6 million from $274.7 million for the First Half 2002. Comparable store sales, sales for stores opened for 13 months, decreased by 3.2%. Furniture, within the Home Store merchandise category, had a net sales increase of $1.4 million (8.7%). Women's accessories and cosmetics, within the Accessories, Shoes, & Cosmetics merchandise category, had net sales increases of $0.3 million (1.7%) and $0.3 million (1.0%), respectively. In the first quarter of 2003 comparable sales decreased 7.7%. Our First Quarter sales performance was significantly impacted by severe winter weather in February. Second Quarter 2003 sales performance improved to a comparable store sales increase of 1.6%. The Company recorded comparable store sales increases for each month of the second quarter. The Home Store benefited from the addition of an event in the month of June, as well as the movement of the beginning of a sales event into the last week of July 2003 from the month of August.

      NET SALES BY DEPARTMENT

                                                First Half 2003              First Half 2002
                                                ---------------              ---------------
      Merchandise Category                                (Dollars in thousands)
      Women's Ready to Wear & Intimate      $ 94,416          35.8%      $ 98,146          35.7%
      Accessories, Shoes & Cosmetics .        66,701          25.3%        68,599          25.0%
      Men's & Children's .............        48,400          18.4%        53,363          19.4%
      Home Store .....................        54,093          20.5%        54,636          19.9%
                                            --------      --------       --------      --------
      Net Sales ......................      $263,610         100.0%      $274,744         100.0%
                                            ========      ========       ========      ========

      Financing revenue from the Company's proprietary credit card for the First Half 2003 decreased by 2.5% to $13.4 million from $13.8 million for the First Half 2002. The decrease is due to the lower sales volume, which was partially offset by an increase in the penetration rate, the percentage of net sales sold through the Company's proprietary credit card, to 49.4% for the First Half 2003 versus 46.5% for the First Half 2002. Charge customers paid their Elder-Beerman charge account balances down faster than in the previous year.

      Other revenue, which is primarily from leased departments, for the First Half 2003 decreased by 4.5% to $1.3 million from $1.4 million for the First Half 2002. The reduction in sales in the fine jewelry leased department resulted in a corresponding reduction of our commission for the First Half 2003.

      Cost of merchandise sold, occupancy, and buying expenses increased to 73.8% of net sales for the First Half 2003 from 73.2% of net sales for the First Half 2002. During the First Half 2003 merchandise gross margins decreased 0.4% versus the First Half 2002 due to an increase in markdowns to clear seasonal merchandise. The First Half 2003 included a charge of $0.9 million related to the closing of the Forest Fair Mall store in Cincinnati, Ohio. During the First Half 2002 a charge of $0.8 million related to the closing of the Company's Downtown Dayton, Ohio store was recorded.

                                           Second Quarter 2003          Second Quarter 2002
                                           -------------------          -------------------
                                                        (Dollars in thousands)
      Net Sales ....................      $263,610         100.0%      $274,744         100.0%
      Gross Margin .................        93,153          35.3%        98,218          35.7%
                                          --------      --------       --------      --------
      Cost of Merchandise Sold .....       170,457          64.7%       176,526          64.3%
      Buying and Occupancy Expenses         23,128           8.8%        23,780           8.7%
      Store Closing Charge .........           940           0.3%           777           0.2%
                                          --------      --------       --------      --------
      Cost of Goods Sold, Occupancy,
           and Buying Expenses .....      $194,525          73.8%      $201,083          73.2%
                                          ========      ========       ========      ========

      Selling, general, administrative, and other expenses decreased to 29.0% of net sales for the First Half 2003 from 29.6% for the First Half 2002. The reduction in the expenses is primarily a result of implementation of an expense initiative combining our store's gift wrap and selling service desks. It is anticipated that this initiative that was started in early 2003 will continue to provide savings throughout fiscal 2003. During the First Half 2003 a charge was recorded for $0.7 million for expenses incurred by the Company relating to the potential acquisition of the Company. The First Half 2002 included: (1) $0.3 million in charges to reflect the write-down of amounts and expenses related to the closing of the downtown Dayton, OH store; (2) $1.1 million recorded for severance costs incurred due to the implementation of expense reduction initiatives, and (3) $1.0 million in charges to write-down long-term assets to their fair value.

      Depreciation and amortization expense decreased to $9.9 million for the First Half 2003 compared to $10.0 million for the First Half 2002.

      Interest expense decreased to $4.7 million for the First Half 2003 from $5.6 million for the First Half 2002 reflecting lower average borrowings.

      An income tax benefit was recorded in the First Half 2003 and the First Half 2002 at a rate of 36.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds are cash flow from operations and borrowings under its Revolving Credit Facility and Receivable Securitization Facility (collectively, the "Credit Facilities"). The Company's primary ongoing cash requirements are to fund debt service and to finance working capital and capital expenditures.

      The Company believes that it will generate sufficient cash flow from operations, as supplemented seasonally by its available borrowings under the Credit Facilities, to fund debt service and to finance working capital and capital expenditures.

      Factors that could affect operating cash flows include, but are not limited to, increasing price and product competition, fluctuations in consumer demand and confidence, the availability and quality of inventory, the availability and terms of bank financing and trade credit, consumer debt levels, and changes in the finance charges imposed by the Company on its charge card holders.

      Net cash provided by operating activities was $18.8 million for the First Half 2003, compared to $21.1 million for the First Half 2002. A net loss of $4.6 million was recorded in the First Half 2003. A net loss of $20.3 million was recorded in the First Half 2002. During the First Half 2002 non-cash after-tax charges of $14.1 million relating to the goodwill impairment and $1.1 million relating to the change in method for recording actuarial losses for the Stone & Thomas defined benefit pension plan were recorded. Additionally, the First Half 2002 included a non-cash pre-tax charge of $1.0 million to write-down long-term assets to their fair value. During the First Half 2003 merchandise inventories increased $5.5 million compared to a decrease of $5.0 million during the First Half 2002. Trade accounts payable during the First Half 2003 increased $10.7 million compared to an increase of $2.0 million during the First Half 2002. The First Half 2002 inventory and accounts payable reflect a supply chain initiative to flow inventory receipts closer to customer demand (i.e. sales expectations).

      Net cash used in investing activities was $7.5 million for the First Half 2003, compared to $4.3 million for the First Half 2002. The increase in capital expenditures is primarily due to the opening of our new DeKalb, Illinois store and an investment related to the implementation of an expense reduction initiative to combine our stores' gift wrap and selling service desks.

      For the First Half 2003, net cash used in financing activities was $13.7 million compared to $17.1 million for the First Half 2002, which represents reduced borrowing required for operating and investing activities.

      As of August 2, 2003, the following sources of liquidity were available to the Company:

            -     Cash and equivalents of $7.3 million.

            - Revolving credit facility with the capacity of up to $135.0 million, with excess availability of $61.1 million, reflecting $15.5 million in borrowings.

            - Receivable securitization facility with the capacity of up to $135.0 million, of which $81.7 million was utilized.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      The Company's accounting policies are more fully described in Note A to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

      Revenue Recognition. Sales revenues are recognized on merchandise inventory sold upon receipt by the customer. Finance revenue is generated by outstanding customer accounts receivable and recognized as interest accrued on these outstanding balances. Other revenue consists primarily of leased department revenue. Leased department revenue is recognized as the Company earns commission from the sale of merchandise within leased departments.

      Comparable Store Sales. Store sales included in the comparable store sales calculation (sometimes referred to as same store sales) are sales for those stores open 13 months. A new store's sales are included in comparable store sales the first full month after the fiscal anniversary of the store's grand opening.

      Inventory Valuation. Merchandise inventories are valued by the retail inventory method ("RIM") applied on a last-in, first-out ("LIFO") basis and are stated at the lower of cost or market. Under the RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to retail ratio to the retail value of inventories. Inherent in the RIM calculation are certain management judgments and estimates including, but not limited to, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation and resulting gross margins. Shrinkage is estimated as a percentage of sales for the period from the last inventory date, typically the second Sunday/Monday of January, to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that minimize shrinkage experience. These estimates, coupled with the fact that the RIM is an averaging process, can produce distorted cost figures under certain circumstances. Distortions could occur primarily by applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that include different rates of gross profit, such as seasonal merchandise. To reduce the potential for such distortion in the inventory valuation, the Company's RIM utilizes over 250 departments within 18 LIFO inventory pools in which fairly homogenous classes of merchandise are grouped. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

      Vendor Allowances. The Company receives allowances from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's cost of promoting, advertising, and selling the vendor's products in its stores. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Markdown reimbursements are credited to cost of goods sold during the period in which vendor approval is received. Accordingly, a reduction or increase in vendor allowances has an inverse impact on cost of goods sold, occupancy, and buying expense and/or selling, general, administrative and other expense.

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

      In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. This statement requires that certain financial instruments that under previous guidance could be accounted for as equity should now be classified as a liability in the statement of financial position. This statement is effective May 31, 2003 for new or modified financial instruments; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

RECENT EVENTS

      On September 15, 2003, the Company entered an into Agreement and Plan of Merger with The Bon-Ton Stores, Inc. ("Bon-Ton") and its wholly owned subsidiary Elder Acquisition Corp. ("B-T Sub"). The merger agreement provides for the sale of the Company to Bon-Ton and that shareholders of the Company will receive $8.00 per share in cash for their common shares.

      Pursuant to the terms of the merger agreement with Bon-Ton, Bon-Ton will, on or before September 23, 2003, commence a tender offer to purchase all of the outstanding Company shares, followed by a second step merger of Elder-Beerman with B-T Sub. Elder-Beerman will be the surviving corporation in the merger. Completion of the tender offer is conditioned, among other things, upon: (i) at least two-thirds of Elder-Beerman's outstanding common shares, on a fully diluted basis, being tendered and not withdrawn prior to the expiration date of the offer, (ii) the proceeds of the financings under Bon-Ton's commitment letters being available to Bon-Ton and (iii) satisfaction of applicable regulatory requirements.

      On June 25, 2003, Elder-Beerman entered into a merger agreement with Wright Holdings, Inc. In connection Elder-Beerman's execution of its merger agreement with Bon-Ton, the Company terminated its merger agreement with Wright Holdings, Inc.

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

ITEM 4. CONTROLS AND PROCEDURES

      Based on a recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 issued under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in periodic reports filed under such Act.

      There were no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Elder-Beerman held its annual meeting of shareholders on June 5, 2002. The Board of Directors recommended that the shareholders reelect all ten directors for terms that will expire on the date of the annual meeting of shareholders in 2004. There were 11,581,064 common shares entitled to vote at the meeting. A total of 9,454,134 shares or 81.6% of shares were represented at the meeting.

                                     FOR              WITHHELD
                                     ---              --------
      Byron L. Bergren            9,410,250             43,884
      Mark F.C. Berner            9,400,456             53,678
      Dennis S. Bookshester       9,298,149            155,985
      Eugene I. Davis             9,248,814            205,320
      Charles Macaluso            9,403,763             50,371
      Steven C. Mason             9,395,429             58,705
      Thomas J. Noonan            9,262,927            191,207
      Laura H. Pomerantz          9,277,136            176,998
      Jack A. Staph               9,307,363            146,771
      Charles H. Turner           9,411,013             43,121

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits. See Index to Exhibits.

      3(a) During the quarter ended August 2, 2003, the Company filed with the Securities and Exchange Commission, Reports on Form 8-K on May 14, 19, and 22, 2003; June 4 and 25, 2003; and July 10 and 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE ELDER-BEERMAN STORES CORP.,
                                        an Ohio corporation


Dated: September 15, 2003               By:   /s/ Edward A. Tomechko
       ---------------------------         -------------------------------------
                                              Edward A. Tomechko
                                              Executive Vice President --
                                              Chief Financial Officer, Treasurer
                                              and Secretary

                                INDEX TO EXHIBITS

(2)   PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
      SUCCESSION.

*2.1 Agreement and Plan of Merger among The Elder-Beerman Stores Corp., Wright Holdings, Inc., and Wright Sub, Inc. dated June 25, 2003 is incorporated by reference from the Company Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2003.

*2.2 Amendment No. 1, dated September 9, 2003, to the Agreement and Plan of Merger among The Elder-Beerman Stores Corp., Wright Holdings, Inc., and Wright Sub, Inc. dated June 25, 2003 is incorporated by reference from the Company Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2003.

*2.3 Amendment No. 2, dated September 12, 2003, to the Agreement and Plan of Merger among The Elder-Beerman Stores Corp., Wright Holdings, Inc., and Wright Sub, Inc. dated June 25, 2003 is incorporated by reference from the Company Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2003.

(4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

**4.1 Amendment No. 2 dated June 25, 2003, to the Rights Agreement, between The Elder-Beerman Stores Corp. and Norwest Bank Minnesota, N.A., as Rights Agent.

(31)  RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

**31.1 Certification of Chief Executive Officer Pursuant to Rule
13a-14(a)/15(d)-14(a).

**31.2 Certification of Chief Financial Officer Pursuant to Rule
13a-14(a)/15(d)-14(a).

(32)  SECTION 1350 CERTIFICATIONS

** 32.1 +Certification of Chief Executive Officer Pursuant to Section 1350.

**32.2 +Certification of Chief Financial Officer Pursuant to Section 1350.

---------------

"*" Incorporated by reference from another filing with the Securities and Exchange Commission.

"**" Filed herewith

"+" A signed original of this written statement required by Section 1350 has been provided to The Elder-Beerman Stores Corp. and will be retained by the company and furnished to the Securities and Exchange Commission or its Staff upon request.