Form 10-K/A
period 2003-02-01
ELDER BEERMAN STORES CORP
filed 2003-10-15
CIK 32020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                                  FORM 10-K/A



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

---------------

     * Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I
Item 1.   Business.....................................................................................    1
          Merchandising................................................................................    2
          Pricing......................................................................................    2
          Purchasing and Distribution..................................................................    2
          Information Systems..........................................................................    3
          Marketing....................................................................................    3
          Credit Card Program..........................................................................    3
          Customer Service.............................................................................    4
          Seasonality..................................................................................    4
          Competition..................................................................................    4
          Associates...................................................................................    4
          Available Information........................................................................    4
Item 2.   Properties...................................................................................    4
Item 3.   Legal Proceedings............................................................................    7
Item 4.   Submission of Matters to a Vote of Security Holders..........................................    7
          Executive Officers of the Registrant.........................................................    7

PART II
Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters........................    7
Item 6.   Selected Financial Data......................................................................    8
Item 7.   Management's Discussions and Analysis of Financial Condition and Results of Operations.......    9
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................   16
Item 8.   Financial Statements and Supplementary Data..................................................   17
          Independent Auditors' Report.................................................................   17
          Consolidated Statements of Operations........................................................   18
          Consolidated Balance Sheets..................................................................   19
          Consolidated Statements of Shareholders' Equity..............................................   20
          Consolidated Statements of Cash Flows........................................................   21
          Notes to Consolidated Financial Statements...................................................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   39

PART III
Item 10.  Directors and Executive Officers of the Registrant...........................................   39
Item 11.  Executive Compensation.......................................................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
          Matters......................................................................................   39
Item 13.  Certain Relationships and Related Transactions...............................................   40
Item 14.  Disclosure Controls and Procedures...........................................................   40

PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................   40

SIGNATURES.............................................................................................   41

CERTIFICATIONS

INDEX TO EXHIBITS

                                EXPLANATORY NOTE



     This Form 10-K/A speaks as of the original filing date of our annual report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. With this Form 10-K/A, we are refiling our entire Annual Report on Form 10-K for the year ended February 1, 2003 as amended, other than Item 14 of Part III, to reflect our responses to the comments of the Staff of the Securities and Exchange Commission. Nothing in this Form 10-K/A changes any amounts, line items, or classifications as presented in our financial statements for the year ended February 1, 2003 that were included with our Annual Report on Form 10-K for the year ended February 1, 2003 as filed April 18, 2003. For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition, including the effects of current business and economic conditions in our industry and in our target markets, please review and consider the various disclosures we have made in our recent reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K and our Quarterly Reports on Form 10-Q for the first and second quarters of the fiscal year ending January 31, 2004.


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

CREDIT CARD PROGRAM


     The Company operates a credit card program through its wholly-owned subsidiary, Chargit. The Company considers its credit card program to be a critical component of its retailing concept because it (i) allows the Company to identify and regularly contact its best customers, (ii) creates a comprehensive database that enables the Company to implement detailed, segmented marketing and merchandising programs, and (iii) enhances customer loyalty. The Company's most active charge customers are awarded a Preferred, Chairman's Preferred or Chairman's Select card based on their level of annual purchases. Depending on their level, holders of these cards receive such benefits as discounted or free gift-wrapping, special promotional discounts, and invitations to private, "Preferred Only" sales. In addition, new holders of the Company's credit card receive a 10% discount the first time they use their new card. The Company offers extended payment contracts to support our furniture business.


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

                         THE ELDER-BEERMAN STORES CORP.

                            STORE SUMMARY BY REGION

                                                                 TOTAL
                                                                SQUARE     DATE
STATE/CITY                         LOCATION                      FEET     OPENED   OWN/LEASE
----------                         --------                     ------    ------   ---------
OHIO
Alliance        Carnation Mall................................   55,552   10/01    Lease
Athens          University Mall...............................   42,829   09/88    Lease
Bowling Green   Woodland Mall.................................   40,700   04/87    Lease
Chillicothe     Chillicothe Mall..............................   55,940   05/81    Lease
                Home Store....................................   17,609   11/90    Lease
Cincinnati      Forest Fair Mall..............................  149,462   04/89    Lease
Dayton          Centerville Place.............................  191,400   08/66    Lease
Dayton          Fairfield Commons.............................  151,740   10/93    Lease
Dayton          Southtowne Furniture..........................  121,000   01/76    Lease
Dayton          Northwest Plaza...............................  217,060   02/66    Lease
Dayton          Dayton Mall...................................  212,000   07/98    Lease
Dayton          Salem Furniture...............................  124,987   11/72    Own
Dayton          Kettering Town Center.........................   82,078   10/98    Lease
Dayton          Northpark Center..............................  101,840   10/94    Lease
Defiance        Northtowne Mall...............................   51,333   04/86    Lease
Fairborn        Distribution Center...........................  300,000   12/90    Lease
Findlay         Findlay Village Mall..........................   74,825   07/90    Lease
Franklin        Middletown (Towne Mall).......................  118,000    1977    Own
Hamilton        Hamilton......................................  167,925   04/74    Lease
Heath           Indian Mound Mall.............................   73,695   09/86    Lease
Lancaster       River Valley Mall.............................   52,725   09/87    Lease
Lima            Lima Mall.....................................  103,350   11/65    Lease
Marion          Southland Mall................................   74,621   11/84    Lease
Moraine         Corporate Offices.............................  302,570   06/70    Own
New
 Philadelphia   New Towne Mall................................   52,648   10/88    Lease
Piqua           Miami Valley Center...........................   59,092   09/88    Lease
Sandusky        Sandusky Mall.................................   80,398   03/83    Lease
Springfield     Upper Valley Mall.............................   71,868   10/92    Lease
St.
  Clairsville   Ohio Valley Mall..............................   66,545   07/98    Lease
Toledo          Woodville.....................................  100,000   08/85    Lease
Toledo          Westgate......................................  154,000   08/85    Lease
Wooster         Wayne Towne Plaza.............................   53,689   06/94    Lease
Zanesville      Colony Square.................................   70,346   09/85    Own
WEST VIRGINIA
Beckley         Raleigh Mall..................................   50,210   07/98    Lease
Bridgeport      Meadowbrook Mall..............................   70,789   07/98    Lease
                Home Store....................................   74,723   07/98    Lease

                                                                 TOTAL
                                                                SQUARE     DATE
STATE/CITY                         LOCATION                      FEET     OPENED   OWN/LEASE
----------                         --------                     ------    ------   ---------
Huntington      Huntington Mall...............................   75,640   07/98    Lease
Kanawha City    Kanawha Mall..................................   41,270   07/98    Lease
Morgantown      Morgantown Mall...............................   70,790   09/90    Lease
Morgantown      Mountaineer Mall..............................   70,470   07/98    Lease
Vienna          Grand Central Mall............................  106,000   07/98    Lease
Winfield        Liberty Square Center.........................   67,728   07/98    Lease
INDIANA
Anderson        Mounds Mall...................................   66,703   07/81    Lease
Columbus        Columbus Mall.................................   73,446   02/90    Lease
Elkhart         Concord Mall..................................  104,000   11/85    Lease
Jasper          Germantown Shopping Center....................   55,000   11/00    Lease
Kokomo          Kokomo Mall...................................   75,704   10/87    Lease
Marion          North Park Mall...............................   55,526   11/78    Lease
Muncie          Muncie Mall...................................   80,000   10/97    Lease
Richmond        Downtown......................................  100,000   08/74    Lease
Terre Haute     Honey Creek Mall..............................   70,380   08/73    Lease
Warsaw          Market Place Center...........................   56,120   10/99    Lease
MICHIGAN
Adrian          Adrian Mall...................................   54,197   08/87    Lease
Benton Harbor   The Orchards Mall.............................   70,428   10/92    Lease
Coldwater       Willow Brook Village..........................   54,766   03/02    Lease
Howell          Grand River Plaza.............................   74,873   09/00    Lease
Jackson         Westwood Mall.................................   70,425   09/93    Lease
Midland         Midland Mall..................................   64,141   10/91    Lease
Monroe          Frenchtown Square.............................   98,887   04/88    Lease
Muskegon        Lakeshore Marketplace.........................   87,185   10/95    Lease
ILLINOIS
Danville        Village Mall..................................   77,300   07/86    Lease
Mattoon         Cross Country Mall............................   54,375   03/78    Lease
WISCONSIN
Beloit          Beloit Mall...................................   62,732   10/93    Lease
Green Bay       Bay Park Square Mall..........................   75,000   09/95    Lease
Kohler          Deer Trace Plaza..............................   54,541   10/01    Lease
Plover          Plover Plaza..................................   54,500   03/01    Lease
West Bend       West Bend Corporate Center....................   61,011   10/00    Lease
KENTUCKY
Ashland         Cedar Knolls Galleria.........................   70,000   07/98    Lease
Frankfort       Frankfort.....................................   53,954   11/99    Lease
Paducah         Kentucky Oaks Mall............................   60,092   08/82    Lease
PENNSYLVANIA
Dubois          The Commons...................................   54,500   09/01    Lease
Erie            Millcreek Mall................................  119,800   09/98    Lease

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

     The Company's high and low stock prices by quarter for Fiscal 2002 and Fiscal 2001 are set forth below:

                                                             2002            2001
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
First Quarter..........................................  $3.73   $1.54   $4.00   $2.63
Second Quarter.........................................   3.57    2.08    4.00    2.86
Third Quarter..........................................   3.00    1.75    4.38    2.75
Fourth Quarter.........................................   3.00    1.02    3.30    2.56

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

                                                           FISCAL YEAR ENDED
                                          ----------------------------------------------------
                                           FEB 1,     FEB 2,     FEB 3,    JAN 29,    JAN 30,
                                            2003       2002     2001(A)      2000       1999
                                          --------   --------   --------   --------   --------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Total Revenues..........................  $670,618   $673,516   $687,630   $667,374   $610,969
Earnings (Loss) Before Discontinued
  Operations and Cumulative Effect of
  Changes in Accounting Principles(b)...  $    945   $   (920)  $ (6,824)  $ 18,015   $ 25,864
Cumulative Effect of Changes in
  Accounting Principles.................  $(15,118)
Net Earnings (Loss).....................  $(14,173)  $   (920)  $ (6,735)  $ 15,228   $ 25,461
Diluted Earnings (Loss) Per Common
  Share:
  Continuing Operations.................  $   0.08   $  (0.08)  $  (0.51)  $   1.17   $   1.79
  Discontinued Operations...............                            0.01      (0.18)     (0.03)
  Cumulative Effect of Changes in
     Accounting Principles..............  $  (1.32)
                                          --------   --------   --------   --------   --------
     Net Earnings (Loss)................  $  (1.24)  $  (0.08)  $  (0.50)  $   0.99   $   1.76
                                          ========   ========   ========   ========   ========
Cash Dividends Paid:
  Common................................  $     --   $     --   $     --   $     --   $     --
  Preferred.............................  $     --   $     --   $     --   $     --   $     --
BALANCE SHEET DATA
Total Assets............................  $411,048   $451,062   $455,317   $454,168   $453,268
Short-Term Debt.........................     5,456      5,531      1,509    131,086        951
Long-Term Obligations...................   115,127    148,489    165,632      6,130    121,507

                                                           FISCAL YEAR ENDED
                                          ----------------------------------------------------
                                           FEB 1,     FEB 2,     FEB 3,    JAN 29,    JAN 30,
                                            2003       2002     2001(A)      2000       1999
                                          --------   --------   --------   --------   --------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OTHER DATA
Sales Increase (Decrease) From Prior
  Period................................      (0.5)%     (2.0)%      2.9%       9.6%       9.7%
Comparable Sales Increase (Decrease)
  From Prior Period.....................      (2.4)%     (3.6)%     (0.8)%      2.0%       4.1%

---------------
Notes to Selected Historical Financial Data:

(a) Fiscal Year ended February 3, 2001 includes 53 weeks as compared to 52 weeks for each of the other fiscal years shown.

(b) The financial information for The Bee-Gee Shoe Corp. ("Bee-Gee") is included as discontinued operations for all periods.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              FISCAL 2002
                                             ---------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                             ---------   ---------   ---------   ---------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Total Revenues.............................  $149,012    $140,904    $158,278    $222,424
Earnings (Loss) Before Cumulative Effect of
  Changes in Accounting Principles.........  $ (3,481)   $ (1,739)   $ (2,113)   $  8,278
Net Earnings (Loss)........................  $(18,599)   $ (1,739)   $ (2,113)   $  8,278
Diluted Earnings (Loss) Per Common Share
  Before Cumulative Effect of Changes in
  Accounting Principles....................  $  (0.31)   $  (0.15)   $  (0.19)   $   0.72
Net Earnings (Loss)........................  $  (1.64)   $  (0.15)   $  (0.19)   $   0.72

                                                              FISCAL 2001
                                             ---------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                             ---------   ---------   ---------   ---------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Total Revenues.............................  $147,347    $137,752    $160,649    $227,768
Net Earnings (Loss)........................  $   (212)   $ (3,571)   $ (6,814)   $  9,677
Diluted Earnings (Loss) Per Common
  Share:...................................  $  (0.02)   $  (0.32)   $  (0.60)   $   0.84

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

RESULTS OF OPERATIONS

  FISCAL 2002 COMPARED TO FISCAL 2001


     Net sales, total sales less customer returns, for Fiscal 2002 decreased from $643.1 million to $639.8 million or 0.5%, reflecting an increase in unit sales of 3.6% offset by lower retail prices of 4.1%. Comparable store sales, sales at stores open for thirteen months, decreased 2.4%. Women's Accessories, within the Accessories, Shoes & Cosmetics merchandise category, had a net sales increase of $5.7 million (14.1%) which was driven by an enhanced emphasis on jewelry. Furniture and domestics, within the Home Store merchandise category, sales increased $1.3 million (4.2%) and $2.5 million (3.3%), respectively, over last year as consumers continued to spend for items for their homes post "9/11". The Men's and Children's category sales decreased due to weak consumer demand. Sales during the Fourth Quarter 2002 were negatively impacted by the cyclically compressed selling season, where every six years the shopping days between Thanksgiving and Christmas are reduced from 32 to 26 selling days.



NET SALES BY DEPARTMENT


FISCAL 2002 COMPARED TO FISCAL 2001



                                                                           FISCAL
                                                           --------------------------------------
MERCHANDISE CATEGORY                                             2002                 2001
--------------------                                       -----------------    -----------------
                                                                   (DOLLARS IN THOUSANDS)
Women's Ready to Wear & Intimate.........................  207,971     32.5%    211,123     32.8%
Accessories, Shoes & Cosmetics...........................  161,576     25.2%    156,481     24.3%
Men's and Children's.....................................  132,942     20.8%    141,954     22.1%
Home Store...............................................  137,359     21.5%    133,494     20.8%
                                                           -------    ------    -------    ------
Net Sales................................................  639,848    100.0%    643,052    100.0%



     Finance revenues resulting from customer accounts receivable associated with the Company's proprietary credit card increased to $27.6 million in Fiscal 2002 or 1.1% over Fiscal 2001 despite the decline in overall retail sales, as the penetration rate for proprietary credit card sales, the percentage of net sales paid for with the Company's proprietary credit card, increased to $297.4 million or 46.5% in 2002 from $277.4 million or 43% in 2001. As evidenced by the reduction in average days outstanding of receivables from 167 days in Fiscal 2001 to 152 days in Fiscal 2002, our customers continued to pay their Elder-Beerman charge account balances down faster than the previous year.



     Other revenue, which is primarily from leased departments, remained flat year over year at $3.2 million as the decline in retail traffic in comparable store locations was offset by the four new stores opened in Fiscal 2001 and the new store opened in Fiscal 2002.



     Cost of merchandise sold, including occupancy and buying expenses, increased to 72.2% of net sales in Fiscal 2002 from 71.5% of net sales for Fiscal 2001. The productivity improvement of our merchandise inventories is discussed in the Liquidity and Capital Resources below. During Fiscal 2002, merchandise margins decreased $.8 million or .1% related to the closing of our downtown Dayton, Ohio store. As a result of changes to our merchandise assortments, the Company incurred $2.2 million or .3% of net sales in additional markdowns in Fiscal 2002. Annual buying and occupancy costs increased by $1.6 million or .3% in Fiscal 2002 reflecting the incremental occupancy costs of four new stores opened in 2001 and one additional new store opened in 2002. Fourth quarter 2002 gross margins improved by 1.1% reflecting an improvement in the quality of inventory by improving freshness, increasing turnover and operating at lower levels overall. In addition, Fourth Quarter 2002 margins reflect a $.4 million improvement due to the favorable results from the annual physical inventory.


                                                  FISCAL                            FOURTH QUARTER
                                    -----------------------------------   -----------------------------------
                                          2002               2001               2002               2001
                                    ----------------   ----------------   ----------------   ----------------
                                          (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Net Sales.........................  639,848   100.0%   643,052   100.0%   214,212   100.0%   219,571   100.0%
Gross Margin......................  226,388    35.4%   229,374    35.7%    75,806    35.4%    75,283    34.3%
                                    -------            -------            -------            -------
Cost of Merchandise Sold..........  413,460    64.6%   413,678    64.3%   138,406    64.6%   144,288    65.7%
Buying and Occupancy Costs........   47,763     7.5%    46,208     7.2%    12,057     5.6%    12,052     5.5%

                                                  FISCAL                            FOURTH QUARTER
                                    -----------------------------------   -----------------------------------
                                          2002               2001               2002               2001
                                    ----------------   ----------------   ----------------   ----------------
                                          (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Store Closing Markdowns...........      778     0.1%
                                    -------            -------            -------            -------
Cost of Goods Sold (including
  Buying and Occupancy)...........  462,001    72.2%   459,886    71.5%   150,463    70.2%   156,340    71.2%
                                    =======            =======            =======            =======


     Selling, general, administrative, and other expenses decreased to 27.4% of net sales for Fiscal 2002 from 28.2% for Fiscal 2001. Management believes it has taken out the appropriate selling, general and administrative costs commensurate with the Company's current sales. The reduction in costs was due to the reduction in sales promotion costs (0.4% of sales) as we improved the effectiveness of our advertising through the use of targeted marketing and the increased use of direct mail, as well as a reduction in selling costs (0.4% of sales) through the utilization of a store staffing system and improved store expense disciplines. Fiscal 2002 expenses include: (1) $0.3 million in costs related to the closing of the downtown Dayton, Ohio store; (2) $1.2 million for severance costs to implement expense reductions; (3) $0.4 million for relocation and search fees for a new chief executive officer and chief financial officer;
(4) $1.0 million in charges to write-down long-term assets to their fair value; this was comprised of $0.6 million related to the building located in Charleston that the Company has a letter of intent to purchase and $0.4 million related to the write-down of the asset value for the Erie location; and (5) $3.6 million in charges related to the immediate recognition of actuarial losses arising in 2002 associated with the Stone & Thomas defined benefit pension plan. Fiscal 2001 costs include charges of $3.3 million related to the retirement of the Company's previous chairman, president, and chief executive officer, and expenses related to the search for a new chief executive, and $4.3 million in charges to write-off the receivable from Shoebilee Inc., which was offset by approximately $11.0 million in expense initiatives that have been implemented, and $0.6 million in income related to recovery of an investment in a cooperative buying group.



     Depreciation and amortization expense for Fiscal 2002 increased $0.5 million to $20.1 million from $19.6 million for Fiscal 2001. The increase is primarily due to capital expenditures related to the opening of new stores. The adoption of SFAS 142, Goodwill and Other Intangible Assets, effective February 3, 2002, the beginning of our fiscal year, resulted in the complete writedown of goodwill. Accordingly, no goodwill was amortized in Fiscal 2002 and $0.9 million was amortized in Fiscal 2001.


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


  FISCAL 2001 COMPARED TO FISCAL 2000



     Net sales, total sales less customer returns, for Fiscal 2001 decreased by 2.0% to $643.1 million from $656.2 million for Fiscal 2000. Approximately $5.1 million of the decrease in total sales was because Fiscal 2000 contained 53 weeks instead of the normal 52 weeks. A 53 week fiscal year occurs approximately every 5 or 6 years in order to correct for the fact that a normal 52 week fiscal year has only 364 days. Comparable store sales, sales for stores opened for thirteen months and excluding the 53rd week of sales in Fiscal 2000, decreased 3.6%. The Men's and Children's merchandise category sales decreased due to weak consumer demand for men's clothing.

NET SALES BY DEPARTMENT


FISCAL 2001 COMPARED TO FISCAL 2000



                                                                            FISCAL
                                                              -----------------------------------
MERCHANDISE CATEGORY                                                2001               2000
--------------------                                          ----------------   ----------------
                                                                    (DOLLARS IN THOUSANDS)
Women's Ready to Wear & Intimate............................  211,123    32.8%   212,169    32.3%
Accessories, Shoes & Cosmetics..............................  156,481    24.3%   156,854    23.9%
Men's and Children's........................................  141,954    22.1%   150,933    23.0%
Home Store..................................................  133,494    20.8%   136,208    20.8%
                                                              -------   ------   -------   ------
Net Sales...................................................  643,052   100.0%   656,164   100.0%



     Financing revenue resulting from customer accounts receivable associated with the Company's proprietary credit card for Fiscal 2001 decreased by 3.2% to $27.3 million from $28.2 million for Fiscal 2000, primarily due to a decrease in the average outstanding accounts receivable during the year resulting from decreased sales on the Elder-Beerman charge card.



     Other revenue, which is primarily from leased departments, for Fiscal 2001 decreased by $0.1 million to $3.2 million from $3.3 million for Fiscal 2000.



     Cost of merchandise sold, occupancy, and buying expenses decreased to 71.5% of net sales for Fiscal 2001 from 72.6% of net sales for Fiscal 2000. During Fiscal 2001 merchandise gross margins were reduced 1.0% versus Fiscal 2000 due to additional markdowns to clear excess inventory as a result of the comparable sales decrease. During Fiscal 2000 the Company incurred a charge of $12.1 million related to inventory costs to implement the Company's strategic plan, which was completed during Fiscal 2000, and $2.8 million in charges to record excess markdowns related to the closing of three stores.





                                            FISCAL                            FOURTH QUARTER
                              -----------------------------------   -----------------------------------
                                    2001               2000               2001               2002
                              ----------------   ----------------   ----------------   ----------------
                                    (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Net Sales...................  643,052   100.0%   656,164   100.0%   219,571   100.0%   228,577   100.0%
Gross Margin................  229,374    35.7%   240,641    36.7%    75,283    34.3%    81,316    35.6%
                              -------            -------            -------            -------
Cost of Merchandise Sold....  413,678    64.3%   415,523    63.3%   144,288    65.7%   147,261    64.4%
Buying and Occupancy
  Costs.....................   46,208     7.2%    45,883     7.0%    12,052     5.5%    12,431     5.4%
Strategic Plan and Store
  Closing Markdowns.........                      14,907     2.3%                        3,862     1.7%
                              -------            -------            -------            -------
Cost of Goods Sold
  (including Buying and
  Occupancy)................  459,886    71.5%   476,313    72.6%   156,340    71.2%   163,554    71.5%



     Selling, general, administrative, and other expenses decreased to 28.2% of net sales for Fiscal 2001 from 29.3% for Fiscal 2000. Fiscal 2001 costs include charges of $3.3 million related to the retirement of the Company's former chairman, president, and chief executive officer, and expenses related to the search for a new chief executive, and $4.3 million in charges to write-off the receivable from the Shoebilee divestiture, which was offset by approximately $11 million in expense initiatives that have been implemented, and $0.6 million in income related to recovery of an investment in a cooperative buying group. The most notable expense improvements were in sales promotion (0.4%) as we reduced the amount of newspaper advertising, in logistics (0.4%) with the implementation of supply chain initiatives to increase productivity in our distribution center, in data processing equipment expenses (0.2%) as several operating leases expired, and in the reengineering of our telecommunication facilities (0.2%). Fiscal 2000 costs include charges of $3.8 million, primarily severance, to implement the Company's strategic plan, which was completed during Fiscal 2000, $3.3 million related to the closing of three stores, and income of $0.7 million related to a recovery of an investment in a cooperative buying group.


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


     Net cash provided by operating activities was $46.6 million for Fiscal 2002, compared to $41.5 million in Fiscal 2001, and $17.0 million in Fiscal 2000. A net loss was recorded in Fiscal 2002 of $14.2 million. During Fiscal 2002 non-cash after-tax charges of $14.1 million relating to the goodwill impairment and $1.1 million relating to the change in method for recording actuarial losses for the Stone & Thomas defined benefit pension plan were recorded. Additionally, 2002 included non-cash pre-tax charges of $1.0 million to write-down long-term assets to their fair value and $3.3 million for the immediate recognition of losses arising in 2002 associated with the change in method for recording actuarial losses for the Stone & Thomas defined benefit pension plan. A net loss was recorded in Fiscal 2001 of $0.9 million, including pre-tax charges of $3.3 million related to the retirement of the Company's former chairman, president, and chief executive officer, and expenses recorded for the search for a new chief executive, and $4.3 million to write-down the receivable from Shoebilee. A net loss was recorded in Fiscal 2000 of $6.7 million, including pre-tax charges of $15.9 million related to the Company's strategic plan implementation and $6.1 million for the closing of three stores. Increased productivity of our merchandise inventories, through lower overall levels and improved merchandise presentations and assortments, reduced inventory by $13.0 million in Fiscal 2002 compared to a $2.4 million decrease in Fiscal 2001.



     Net cash used in investing activities was $8.0 million for Fiscal 2002, compared to $18.9 million for Fiscal 2001 and $23.5 million in Fiscal 2000. Capital expenditures for new stores, store maintenance, remodeling, and data processing totaled $8.3 million for Fiscal 2002 compared to $19.1 million for Fiscal 2001, and $23.5 million for Fiscal 2000.



     For Fiscal 2002, net cash used in financing activities was $36.0 million compared to $23.4 million used in financing activities for Fiscal 2001. In Fiscal 2002 and Fiscal 2001 the Company utilized cash provided by operating activities to reduce borrowings. In fiscal 2002 long-term debt was reduced by $33.4 million, and in Fiscal 2001 long-term debt was reduced $17.1 million. In Fiscal 2000, the Company used $17.7 million to purchase 3,462,363 of its common shares through borrowings under the existing credit facilities.


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


     As of February 1, 2003, the following sources of liquidity were available to the Company:



        - cash and equivalents of $9.7 million;



        - revolving credit facility with the capacity of up to $135.0 million, with year end excess availability of $58.7 million, reflecting $6.0 million in borrowings; and

        - receivable securitization facility with the capacity of up to $135.0 million, of which $102.2 million was utilized.



     The Company's total long-term debt and capital lease obligations of $120.6 million is due to be repaid as follows: $5.5 million in 2003; $1.7 million in 2004; $111.2 million in 2005; $0.3 million in 2006; and $1.7 million thereafter.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following data is provided to facilitate an understanding of the Company's contractual obligations and commercial commitments:

                                                       PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------
                                                    WITHIN     2 - 3      4 - 5    AFTER 5
                                          TOTAL     1 YEAR     YEARS      YEARS     YEARS
                                         --------   -------   --------   -------   --------
                                                       (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
  Long-Term Debt.......................  $114,931   $ 2,010   $110,821   $   400   $  1,700
  Capital Lease Obligations............     5,652     3,446      2,108        98         --
  Operating Leases.....................   279,012    25,052     48,941    44,165    160,854
                                         --------   -------   --------   -------   --------
Total Contractual Cash Obligations.....  $399,595   $30,508   $161,870   $44,663   $162,554
                                         ========   =======   ========   =======   ========

                                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                         --------------------------------------------------
                                                    WITHIN     2 - 3      4 - 5    AFTER 5
                                          TOTAL     1 YEAR     YEARS      YEARS     YEARS
                                         --------   -------   --------   -------   --------
                                                       (DOLLARS IN THOUSANDS)
OTHER COMMERCIAL COMMITMENTS
  Standby Letters of Credit............  $ 10,978   $ 9,246   $  1,732
  Import Letters of Credit.............     1,247     1,247         --
                                         --------   -------   --------
Total Commercial Commitments...........  $ 12,225   $10,493   $  1,732
                                         ========   =======   ========
Total Contractual Cash Obligations and
  Commercial Commitments...............  $411,820   $41,001   $163,602   $44,663   $162,554
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


     Inventory Valuation. Merchandise inventories are valued by the retail inventory method ("RIM") applied on a last-in, first-out ("LIFO") basis and are stated at the lower of cost or market. Under the RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. Inherent in the RIM calculation are certain management judgements and estimates including, but not limited to, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation and resulting gross margins. Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period, typically the second Sunday/Monday of January. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that minimize shrinkage experience. These estimates, coupled with the fact that the RIM is an averaging process, can produce distorted cost figures under certain circumstances. Distortions could occur primarily by applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that include different rates of gross profit, such as seasonal merchandise. To reduce the potential for such distortion in the inventory valuation, the Company's RIM utilizes over 250 departments within 18 LIFO inventory pools in which fairly homogenous classes of merchandise are grouped. Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.


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


     Vendor Allowances. The Company receives allowances from its vendors through a variety of programs and arrangements, including co-operative advertising and markdown reimbursement programs. Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's cost of promoting, advertising and selling the vendor's products in its stores. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurred. Markdown reimbursements are credited to cost of goods sold during the period in which vendor approval is received. Accordingly, a reduction or increase in vendor allowances has an inverse impact on cost of goods sold, occupancy, and buying expense and/or selling, general, administrative and other expense.


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

DELOITTE & TOUCHE LLP

MARCH 20, 2003
DAYTON, OHIO

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED
                                                             -------------------------------------------
                                                              FEBRUARY 1,    FEBRUARY 2,    FEBRUARY 3,
                                                                 2003            2002           2001
                                                             -------------   ------------   ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES:
  Net sales................................................    $639,848        $643,052       $656,164
  Financing................................................      27,570          27,273         28,162
  Other....................................................       3,200           3,191          3,304
                                                               --------        --------       --------
     Total revenues........................................     670,618         673,516        687,630
                                                               --------        --------       --------
COSTS AND EXPENSES:
  Cost of merchandise sold, occupancy and buying
     expenses..............................................     462,001         459,886        476,313
  Selling, general, administrative and other expenses......     175,469         181,480        192,078
  Depreciation and amortization............................      20,083          19,578         16,200
  Interest expense.........................................      11,299          13,574         13,014
                                                               --------        --------       --------
     Total costs and expenses..............................     668,852         674,518        697,605
                                                               --------        --------       --------
EARNINGS (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT),
  DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES.................................       1,766          (1,002)        (9,975)
INCOME TAX PROVISION (BENEFIT).............................         821             (82)        (3,151)
                                                               --------        --------       --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS.................         945            (920)        (6,824)
DISCONTINUED OPERATIONS....................................                                         89
                                                               --------        --------       --------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES....................................         945            (920)        (6,735)
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES......     (15,118)
                                                               --------        --------       --------
NET LOSS...................................................    $(14,173)       $   (920)      $ (6,735)
                                                               ========        ========       ========
EARNINGS (LOSS) PER COMMON SHARE -- Basic:
  Continuing operations....................................    $   0.08        $  (0.08)      $  (0.51)
  Discontinued operations..................................                                       0.01
  Cumulative effect of changes in accounting principles....       (1.33)
                                                               --------        --------       --------
     Net loss..............................................    $  (1.25)       $  (0.08)      $  (0.50)
                                                               ========        ========       ========
EARNINGS (LOSS) PER COMMON SHARE -- Diluted:
  Continuing operations....................................    $   0.08        $  (0.08)      $  (0.51)
  Discontinued operations..................................                                       0.01
  Cumulative effect of changes in accounting principles....       (1.32)
                                                               --------        --------       --------
     NET LOSS..............................................    $  (1.24)       $  (0.08)      $  (0.50)
                                                               ========        ========       ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        AS OF
                                                              -------------------------
                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current Assets:
  Cash and equivalents......................................   $   9,735     $   7,142
  Customer accounts receivable, net.........................     127,786       129,121
  Merchandise inventories...................................     138,748       151,761
  Other current assets......................................      17,162        21,435
                                                               ---------     ---------
     Total current assets...................................     293,431       309,459
                                                               ---------     ---------
Property:
  Land and improvements.....................................         996           996
  Buildings and leasehold improvements......................      79,681        78,461
  Furniture, fixtures, and equipment........................     133,132       130,572
  Construction in progress..................................         251         1,600
                                                               ---------     ---------
  Total cost................................................     214,060       211,629
  Less accumulated depreciation and amortization............    (123,879)     (113,551)
                                                               ---------     ---------
     Total property, net....................................      90,181        98,078
                                                               ---------     ---------
Goodwill, Net...............................................                    16,012
Other Assets................................................      27,436        27,513
                                                               ---------     ---------
                                                               $ 411,048     $ 451,062
                                                               =========     =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations..................   $   5,456     $   5,531
  Accounts payable..........................................      40,607        39,108
  Accrued liabilities:
     Compensation and related items.........................       7,004         5,912
     Income and other taxes.................................       7,480         7,225
     Rent...................................................       4,554         4,071
     Other..................................................      12,880         9,611
                                                               ---------     ---------
     Total current liabilities..............................      77,981        71,458
                                                               ---------     ---------
Long-term Obligations -- Less current portion...............     115,127       148,489
Deferred Items..............................................      11,214        12,823
Commitments and Contingencies (Note N)
Shareholders' Equity:
  Common stock, no par, 11,536,460 shares at February 1,
     2003 and 11,494,266 shares at February 2, 2002 issued
     and outstanding........................................     243,419       243,355
  Unearned compensation -- restricted stock.................        (197)         (302)
  Accumulated deficit.......................................     (34,043)      (19,870)
  Accumulated other comprehensive loss......................      (2,453)       (4,891)
                                                               ---------     ---------
     Total shareholders' equity.............................     206,726       218,292
                                                               ---------     ---------
                                                               $ 411,048     $ 451,062
                                                               =========     =========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           UNEARNED                  ACCUMULATED
                                     COMMON STOCK        COMPENSATION-                  OTHER
                                 ---------------------    RESTRICTED                COMPREHENSIVE   COMPREHENSIVE
                                   SHARES      AMOUNT     STOCK, NET     DEFICIT        LOSS           (LOSS)
                                 ----------   --------   -------------   --------   -------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Shareholders' equity --
  January 29, 2000.............  14,923,846   $261,253      $(1,779)     $(12,215)     $    --        $     --
  Net loss.....................                                            (6,735)                      (6,735)
  Common stock issued..........      32,021        399
  Restricted shares issued.....      42,625        225         (225)
  Restricted shares
    forfeited..................     (84,176)    (1,018)       1,018
  Shares purchased.............  (3,462,363)   (17,728)
  Amortization of unearned
    compensation...............                                 531
  Minimum pension liability
    (net of income tax benefit
    of $373)...................                                                           (663)           (663)
                                 ----------   --------      -------      --------      -------        --------
Shareholders' equity --
  February 3, 2001.............  11,451,953    243,131         (455)      (18,950)        (663)       $ (7,398)
                                                                                                      ========
  Net loss.....................                                              (920)                    $   (920)
  Common stock issued..........      29,900        262
  Restricted shares issued.....      88,538        258         (258)
  Restricted shares
    forfeited..................     (76,125)      (234)         234
  Employee stock purchase plan
    activity...................                    (62)
  Amortization of unearned
    compensation...............                                 177
  Minimum pension liability
    (net of income tax benefit
    of $222)...................                                                           (395)           (395)
  Net unrealized loss on
    derivative financial
    instruments (net of income
    tax benefit of $2,156).....                                                         (3,833)         (3,833)
                                 ----------   --------      -------      --------      -------        --------
Shareholders' equity --
  February 2, 2002.............  11,494,266    243,355         (302)      (19,870)      (4,891)       $ (5,148)
                                                                                                      ========
  Net loss.....................                                           (14,173)                    $(14,173)
  Common stock issued..........      15,208         68
  Restricted shares issued.....      33,966         90          (90)
  Restricted shares
    forfeited..................      (6,980)       (38)          38
  Employee stock purchase plan
    activity...................                    (56)
  Amortization of unearned
    compensation...............                                 157
  Recognition of pension
    liability (net of income
    tax expense of $595).......                                                          1,058           1,058
  Net unrealized gain on
    derivative financial
    instruments (net of income
    tax expense of $776).......                                                          1,380           1,380
                                 ----------   --------      -------      --------      -------        --------
Shareholders' equity --
    February 1, 2003...........  11,536,460   $243,419      $  (197)     $(34,043)     $(2,453)       $(11,735)
                                 ==========   ========      =======      ========      =======        ========

              See notes to the consolidated financial statements.

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED
                                                             ---------------------------------------
                                                             FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                                2003          2002          2001
                                                             -----------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss.................................................    (14,173)         (920)       (6,735)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Cumulative effect of changes in accounting
       principles..........................................     15,118
     Provision for doubtful accounts.......................      7,912         7,748         6,178
     Deferred income taxes.................................        696          (202)       (1,901)
     Depreciation and amortization.........................     20,083        19,578        16,200
     Loss (gain) on disposal of assets.....................       (352)          (67)          276
     Stock-based compensation expense (benefit)............       (385)          402           676
     Non-cash change in minimum pension liability..........      3,320           533         1,007
     Shoebilee charges.....................................                    4,327
     Asset impairment......................................      1,037                         281
  Changes in noncash assets and liabilities:
     Customer accounts receivable..........................     (6,477)       (1,025)         (716)
     Merchandise inventories...............................     13,013         2,392        11,298
     Other current assets..................................     (2,020)        2,422        (1,862)
     Other long-term assets................................      2,266          (734)       (2,549)
     Accounts payable......................................      2,304         6,175        (2,707)
     Accrued liabilities...................................      4,216           912        (2,458)
                                                              --------      --------      --------
       Net cash provided by operating activities...........     46,558        41,541        16,988
                                                              --------      --------      --------
Cash flows from investing activities:
  Capital expenditures.....................................     (8,336)      (19,094)      (23,471)
  Proceeds from sale of property...........................        326           183            10
                                                              --------      --------      --------
     Net cash used in investing activities.................     (8,010)      (18,911)      (23,461)
                                                              --------      --------      --------
Cash flows from financing activities:
  Net borrowings (payments) under asset securitization
     agreement.............................................        560        (5,363)      (19,855)
  Net borrowings (payments) on bankers' acceptance and
     revolving lines of credit.............................    (30,652)      (14,188)       47,561
  Payments on long-term obligations........................     (7,146)       (3,753)       (1,805)
  Proceeds from installment note...........................      3,464
  Debt acquisition payments................................     (2,125)                     (2,098)
  Common shares purchased..................................                                (17,728)
  Employee stock purchase plan activity....................        (56)          (62)
                                                              --------      --------      --------
     Net cash provided by (used in) financing activities...    (35,955)      (23,366)        6,075
                                                              --------      --------      --------
Increase (decrease) in cash and equivalents................      2,593          (736)         (398)
Cash and equivalents:
  Beginning of year........................................      7,142         7,878         8,276
                                                              --------      --------      --------
  End of year..............................................   $  9,735      $  7,142      $  7,878
                                                              ========      ========      ========
Supplemental cash flow information:
  Interest paid............................................   $ 11,798      $ 13,002      $ 12,954
  Income taxes paid........................................        311           321           903
Supplemental non-cash investing and financing activities:
  Capital leases...........................................   $    337      $ 10,183      $  4,024
  Issuance of common shares to satisfy deferred
     compensation..........................................                      265           399

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


     MERCHANDISE INVENTORIES are valued by the retail method applied on a last-in, first-out (LIFO) basis and are stated at the lower of cost or market. Current cost, which approximates replacement cost under the first-in, first-out
(FIFO) method, is equal to the LIFO value of inventories at February 1, 2003 and February 2, 2002.


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

                                                             2002        2001        2000
                                                          ----------   ---------   ---------
                                                          (ALL DOLLAR AMOUNTS IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
Net loss as reported:...................................   $(14,173)    $  (920)    $(6,735)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards -- net of related tax effects..................       (549)       (738)     (1,144)
                                                           --------     -------     -------
Pro forma net loss......................................   $(14,722)    $(1,658)    $(7,879)
Loss per common share -- diluted:
  As reported...........................................   $  (1.24)    $ (0.08)    $ (0.50)
  Pro forma.............................................   $  (1.29)    $ (0.15)    $ (0.58)

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

                                                                   YEAR ENDED
                                                     ---------------------------------------
                                                     FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                        2003          2002          2001
                                                     -----------   -----------   -----------
                                                        (ALL DOLLAR AMOUNTS IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
Earnings (loss) from continuing operations, as
  reported.........................................     $ 945        $ (920)       $(6,824)
Goodwill amortization, net of income tax benefit...                     734            734
                                                        -----        ------        -------
Pro forma earnings (loss) from continuing
  operations.......................................     $ 945        $ (186)       $(6,090)
                                                        =====        ======        =======
Earnings (loss) per common share -- basic and
  diluted:
Earnings (loss) from continuing operations, as
  reported.........................................     $0.08        $(0.08)       $ (0.51)
Pro forma earnings (loss) from continuing
  operations.......................................     $0.08        $(0.02)       $ (0.45)

     The changes in the carrying amount of goodwill for the year ended February 1, 2003 are as follows:

                                                       DEPARTMENT    FINANCE
                                                         STORE      OPERATIONS    TOTAL
                                                       ----------   ----------   --------
                                                       (ALL DOLLAR AMOUNTS IN THOUSANDS)
Balance as of February 2, 2002.......................   $ 14,475     $ 1,537     $ 16,012
Impairment loss recognized...........................    (14,475)     (1,537)     (16,012)
                                                        --------     -------     --------
Balance as of February 1, 2003.......................   $     --     $    --     $     --
                                                        ========     =======     ========

C.  CUSTOMER ACCOUNTS RECEIVABLE

     Customer accounts receivable represent finance subsidiary receivables. Interest is charged at an annual rate of 21% to 22%, depending on state law. A rollforward of the Company's allowance for doubtful accounts is as follows:

                                                                   YEAR ENDED
                                                     ---------------------------------------
                                                     FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                        2003          2002          2001
                                                     -----------   -----------   -----------
                                                        (ALL DOLLAR AMOUNTS IN THOUSANDS)
Balance, beginning of year.........................    $ 2,985       $ 2,478       $ 2,048
Provision..........................................      7,912         7,748         6,178
Charge offs, net of recoveries.....................     (7,599)       (7,241)       (5,748)
                                                       -------       -------       -------
Balance, end of year...............................    $ 3,298       $ 2,985       $ 2,478
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

     Long-term obligations consists of the following:

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                               (ALL DOLLAR AMOUNTS IN
                                                                     THOUSANDS)
Mortgage note payable (9.75%)...............................   $  2,281      $  2,374
Installment note (13.40%)...................................      1,969
Industrial development revenue bond, variable rate based on
  published index of tax-exempt bonds (1.40%)...............      2,500         2,600
Capital lease obligations (6.42% -- 15.95%).................      5,652        10,772
Credit facility (3.625%)....................................      6,000        36,652
Securitization facility (6.83%).............................    102,181       101,622
                                                               --------      --------
Total.......................................................    120,583       154,020
Current portion of long-term obligations....................     (5,456)       (5,531)
                                                               --------      --------
Long-term obligations.......................................   $115,127      $148,489
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

     Minimum annual rentals, for leases having initial or remaining noncancellable lease terms in excess of one year at February 1, 2003, are as follows:

                                                               OPERATING     CAPITAL
                                                                LEASES       LEASES
                                                              -----------   ---------
                                                              (ALL DOLLAR AMOUNTS IN
                                                                    THOUSANDS)
FISCAL YEAR
  2003......................................................    $ 25,052      $3,897
  2004......................................................      24,680       1,565
  2005......................................................      24,261         813
  2006......................................................      22,764          79
  2007......................................................      21,401          24
  Thereafter................................................     160,854
                                                                --------      ------
Minimum lease payments......................................    $279,012       6,378
                                                                ========
Imputed interest............................................                     726
                                                                              ------
Present value of net minimum lease payments.................                  $5,652
                                                                              ======

                                                                   YEARS ENDED
                                                     ---------------------------------------
                                                     FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                        2003          2002          2001
                                                     -----------   -----------   -----------
                                                        (ALL DOLLAR AMOUNTS IN THOUSANDS)
RENT EXPENSE
Operating leases:
  Minimum..........................................    $25,412       $24,817       $25,474
  Contingent.......................................      1,123         1,385         1,763
                                                       -------       -------       -------
Total rent expense.................................    $26,535       $26,202       $27,237
                                                       =======       =======       =======

     Assets acquired under capital leases are included in the consolidated balance sheets as property, while the related obligations are included in long-term obligations.

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                               (ALL DOLLAR AMOUNTS IN
                                                                     THOUSANDS)
ASSETS HELD UNDER CAPITAL LEASES
Buildings...................................................    $ 1,500       $ 3,442
Equipment...................................................     13,405        14,442
Accumulated depreciation and amortization...................     (5,268)       (5,376)
                                                                -------       -------
                                                                $ 9,637       $12,508
                                                                =======       =======

G.  INCOME TAX PROVISION (BENEFIT)

     Income tax provision (benefit) consists of the following:

                                                                   YEAR ENDED
                                                     ---------------------------------------
                                                     FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                        2003          2002          2001
                                                     -----------   -----------   -----------
                                                        (ALL DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Federal..........................................    $             $    10       $
  State and local..................................        125           111            65
                                                       -------       -------       -------
                                                           125           121            65
                                                       -------       -------       -------
Deferred:
  Net operating losses and tax credit
     carryforwards.................................      2,627         2,228        (4,316)
  Deferred income..................................       (867)         (293)        1,024
  Goodwill.........................................     (1,952)         (103)         (103)
  Other............................................     (1,659)       (2,035)          230
                                                       -------       -------       -------
                                                        (1,851)         (203)       (3,165)
                                                       -------       -------       -------
Income tax benefit.................................    $(1,726)      $   (82)      $(3,100)
                                                       =======       =======       =======

     Income statement classifications:

                                                                   YEAR ENDED
                                                     ---------------------------------------
                                                     FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                        2003          2002          2001
                                                     -----------   -----------   -----------
                                                        (ALL DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Continuing operations............................    $   821       $   (82)      $(3,151)
  Changes in accounting principles.................     (2,547)
  Discontinued operations..........................                                     51
                                                       -------       -------       -------
Total..............................................    $(1,726)      $   (82)      $(3,100)
                                                       =======       =======       =======

     The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

                                                     FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                        2003          2002          2001
                                                     -----------   -----------   -----------
                                                        (ALL DOLLAR AMOUNTS IN THOUSANDS)
Federal taxes computed at the statutory rate.......    $   618       $  (350)      $(3,442)
State and local taxes..............................        125           111            65
Permanent items....................................         78           157           226
                                                       -------       -------       -------
Income tax provision (benefit) from continuing
  operations.......................................    $   821       $   (82)      $(3,151)
                                                       =======       =======       =======

     Deferred income taxes consist of the following:

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                                 (ALL DOLLAR AMOUNTS
                                                                    IN THOUSANDS)
Deferred tax assets:
  Net operating losses and tax credit carryforwards.........    $22,311       $24,938
  Deferred income...........................................      1,272           405
  Deferred compensation.....................................      1,483         1,576
  Bad debts.................................................      1,226         1,045
  Net unrealized loss on derivative financial instruments...      1,380         2,156
  Other.....................................................      6,426         6,508
                                                                -------       -------
                                                                 34,098        36,628
  Valuation allowance.......................................     (3,829)       (3,829)
                                                                -------       -------
     Total deferred tax assets..............................     30,269        32,799
                                                                -------       -------
Deferred tax liabilities....................................     (3,236)       (6,246)
                                                                -------       -------
     Net deferred tax asset.................................    $27,033       $26,553
                                                                =======       =======
Included in the balance sheets:
  Other current assets......................................    $ 7,728       $12,329
  Other assets..............................................     19,305        14,224
                                                                -------       -------
     Net deferred tax assets................................    $27,033       $26,553
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

     Summary information for the Company's defined-benefit plan is as follows:

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                                 (ALL DOLLAR AMOUNTS
                                                                    IN THOUSANDS)
Change in the projected benefit obligation:
  Projected benefit obligation at beginning of year.........    $(4,827)      $(5,008)
  Interest cost.............................................       (338)         (363)
  Actuarial loss............................................     (2,701)          (38)
  Benefits paid.............................................        576           582
                                                                -------       -------
Projected benefit obligation at end of year.................     (7,290)       (4,827)
                                                                -------       -------
Change in the plan assets:
  Fair value of plan assets at beginning of year............      3,960         4,674
  Actual loss on plan assets................................       (876)         (282)
  Employer contributions....................................        595           150
  Benefits paid.............................................       (576)         (582)
                                                                -------       -------
Fair value of plan assets at end of year....................      3,103         3,960
                                                                -------       -------
Projected benefit obligation in excess of plan assets.......     (4,187)         (867)
Minimum pension liability...................................                    1,653
                                                                -------       -------
Net pension asset (liability)...............................    $(4,187)      $   786
                                                                =======       =======
Amounts recognized in the Company's balance sheets consist
  of:
     Other assets -- pension asset..........................    $    --       $   786
     Other current liabilities..............................     (4,187)       (1,653)
     Other assets -- deferred tax asset.....................                      595
     Accumulated other comprehensive loss...................                    1,058
Benefit obligation discount rate............................       5.10%         7.00%

     The components of net pension loss (income) are as follows:

                                                               2002    2001    2000
                                                              ------   -----   -----
                                                               (ALL DOLLAR AMOUNTS
                                                                  IN THOUSANDS)
Interest cost on projected benefit obligation...............  $  338   $ 363   $ 372
Expected return on plan assets..............................    (317)   (374)   (422)
Amortization of unrecorded net loss.........................              76      22
Recognition of current year loss............................   3,894
                                                              ------   -----   -----
Net periodic pension loss (income) before cumulative effect
  of change in accounting principle.........................   3,915      65     (28)
Cumulative effect of change in accounting principle (before
  tax benefit of $595)......................................   1,653
                                                              ------   -----   -----
Total pension loss (income), including the cumulative effect
  of change in accounting principle.........................  $5,568   $  65   $ (28)
                                                              ======   =====   =====

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

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Weighted average common shares
  outstanding -- basic...........................  11,377,965   11,320,646   13,598,485
Dilutive potential common shares:
  Stock options..................................      12,853
  Restricted shares..............................      39,806
  Deferred shares................................      18,575
                                                   ----------   ----------   ----------
Weighted average shares -- diluted...............  11,449,199   11,320,646   13,598,485
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

     The following table summarizes the Company's stock option activity:

                                2002                    2001                    2000
                        ---------------------   ---------------------   ---------------------
                                    WEIGHTED-               WEIGHTED-               WEIGHTED-
                                     AVERAGE                 AVERAGE                 AVERAGE
                                    EXERCISE                EXERCISE                EXERCISE
                         SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                        ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at
  beginning of year...  1,869,873     $6.88     1,850,263     $8.10     1,666,150    $10.81
Granted:
  Discounted..........    110,026      1.91        96,156      2.41        78,763      3.31
  Undiscounted........     58,000      2.93       353,500      3.02       592,500      3.48
Canceled..............   (647,401)     9.56      (430,046)     7.98      (487,150)    10.97
                        ---------               ---------               ---------
Outstanding at end of
  year................  1,390,498     $5.07     1,869,873     $6.88     1,850,263    $ 8.10
                        =========               =========               =========
Exercisable at year
  end.................    774,080     $6.33       927,816     $9.49       556,082    $10.86
                        =========               =========               =========
Weighted-average fair
  value of stock
  options granted
  during the year
  using the Black-
  Scholes options --
  pricing model:
     Discounted.......                $2.00                   $2.31                  $ 3.50
     Undiscounted.....                $2.20                   $2.01                  $ 2.63

                                                             2002      2001      2000
                                                            -------   -------   -------
Weighted-average assumptions used for grants:
  Expected dividend yield.................................        0%        0%        0%
  Expected volatility.....................................       80%       64%       79%
  Risk-free interest rate.................................      4.2%      4.9%      5.5%
  Expected life...........................................  7 years   7 years   7 years

     The following table shows various information about stock options outstanding at February 1, 2003:

                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                  -----------------------------------   -------------------
                               WEIGHTED-
                                AVERAGE
                               REMAINING    WEIGHTED-             WEIGHTED-
                              CONTRACTUAL    AVERAGE               AVERAGE
RANGE OF                       LIFE (IN     EXERCISE              EXERCISE
EXERCISE PRICES    SHARES       YEARS)        PRICE     SHARES      PRICE
---------------   ---------   -----------   ---------   -------   ---------
 1.440 -  5.750   1,029,924       8.3        $ 3.09     458,106    $ 3.18
 6.125 - 10.890     330,754       5.3         10.06     290,654     10.28
12.375 - 16.735      10,712       5.4         14.01       9,712     14.00
18.000 - 21.000      19,108       5.2         20.61      15,608     20.62
                  ---------                             -------
                  1,390,498       7.5        $ 5.07     774,080    $ 6.33
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

     The following is a summary related to the asset impairments and other expenses:

                                                               2002     2001     2000
                                                              ------   ------   ------
                                                               (ALL DOLLAR AMOUNTS IN
                                                                     MILLIONS)
Asset impairment -- investment..............................  $  --    $(0.6)   $(0.7)
                                                              =====    =====    =====
Asset impairment -- Charleston store........................  $ 0.6    $  --    $  --
                                                              =====    =====    =====
Asset impairment -- Wheeling store..........................  $  --    $  --    $ 0.3
                                                              =====    =====    =====
Asset impairment -- Erie store..............................  $ 0.4    $  --    $  --
                                                              =====    =====    =====
Inventory costs.............................................  $ 0.8    $  --    $12.1
                                                              =====    =====    =====
SEVERANCE AND OTHER COSTS:
Balance at beginning of year................................  $ 0.5    $ 1.0    $  --
Charge recorded.............................................    1.4               3.8
Used for intended purpose...................................   (1.7)    (0.5)    (2.8)
                                                              -----    -----    -----
Balance at year end.........................................  $ 0.2    $ 0.5    $ 1.0
                                                              =====    =====    =====

                                                               2002     2001     2000
                                                              ------   ------   ------
                                                               (ALL DOLLAR AMOUNTS IN
                                                                     MILLIONS)
EXECUTIVE RETIREMENT AND OTHER COSTS:
Balance at beginning of year................................  $ 2.2    $  --
Charge recorded.............................................             3.3
Used for intended purpose...................................   (0.8)    (1.1)
                                                              -----    -----
Balance at year end.........................................  $ 1.4    $ 2.2
                                                              =====    =====
Shoebilee charges...........................................  $  --    $ 4.3
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

                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                       (ALL DOLLAR AMOUNTS IN THOUSANDS)
MERCHANDISE CATEGORY
Women's Ready to Wear and Intimate...................  $207,971    $211,123    $212,169
Accessories, Shoes and Cosmetics.....................   161,576     156,481     156,854
Men's and Children's.................................   132,942     141,954     150,933
Home Store...........................................   137,359     133,494     136,208
                                                       --------    --------    --------
Total department store...............................  $639,848    $643,052    $656,164
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

                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                       (ALL DOLLAR AMOUNTS IN THOUSANDS)
DEPARTMENT STORE
Revenues.............................................  $643,048    $646,243    $659,468
Depreciation and amortization........................    19,710      19,133      15,677
Operating profit(1)..................................     6,046       4,740       7,935
Capital expenditures.................................     8,261      19,047      23,459
Total assets.........................................   298,988     338,389     339,446

                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                       (ALL DOLLAR AMOUNTS IN THOUSANDS)
FINANCE OPERATIONS
Revenues.............................................  $ 27,570    $ 27,273    $ 28,162
Depreciation and amortization........................       373         445         523
Operating profit(1)..................................    15,034      15,539      18,186
Capital expenditures.................................        75          47          12
Total assets.........................................   112,060     112,673     115,871

---------------

(1) Total segment operating profit is reconciled to earnings (loss) before income tax provision (benefit), discontinued operations and cumulative effect of changes in accounting principles as follows:

                                                          2002        2001        2000
                                                        ---------   ---------   ---------
                                                        (ALL DOLLAR AMOUNTS IN THOUSANDS)
    Segment operating profit..........................  $ 21,080    $ 20,279    $ 26,121
    Stone & Thomas defined benefit pension loss.......    (3,591)
    Asset impairment..................................    (1,036)
    Chief executive officer retirement................                (3,259)
    Shoebilee charges.................................                (4,327)
    Strategic plan costs..............................                           (15,903)
    Store closing costs...............................    (1,039)                 (6,059)
    Interest expense..................................   (11,299)    (13,574)    (13,014)
    Severance and other...............................    (2,349)       (121)     (1,120)
                                                        --------    --------    --------
                                                        $  1,766    $ (1,002)   $ (9,975)
                                                        ========    ========    ========

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

                                                                             (C) NUMBER OF SECURITIES
                                 (A) NUMBER OF           (B) WEIGHTED-        REMAINING AVAILABLE FOR
                            SECURITIES TO BE ISSUED     AVERAGE EXERCISE       FUTURE ISSUANCE UNDER
                               UPON EXERCISE OF       PRICE OF OUTSTANDING   EQUITY COMPENSATION PLANS
                             OUTSTANDING OPTIONS,      OPTIONS, WARRANTS       (EXCLUDING SECURITIES
PLAN CATEGORY                 WARRANTS AND RIGHTS          AND RIGHTS        REFLECTED IN COLUMN (A))
-------------               -----------------------   --------------------   -------------------------
Equity compensation plans
  approved by security
  holders(1)..............         1,544,373                 $4.567                   941,115
Equity compensation plans
  not approved by security
  holders(2)..............                --                     --                        --
Total.....................         1,544,373                 $4.567                   941,115

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

     (b) Reports on Form 8-K.

          During the quarter ended February 1, 2003, the Company filed one report on Form 8-K, dated December 11, 2002, reporting under Item 9 that the Company's chief executive officer and chief financial officer had executed certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002 relating to the Company's Form 10-Q for the quarter ended November 2, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


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


Dated: October 15, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on October 15, 2003.



                        *                                    Chief Executive Officer, Director
 ------------------------------------------------              (Principal Executive Officer)
                 Byron L. Bergren


                        *                            Executive Vice President, Chief Financial Officer,
 ------------------------------------------------                 Treasurer and Secretary
                Edward A. Tomechko                             (Principal Financial Officer)


                        *                                    Senior Vice President, Controller
 ------------------------------------------------              (Principal Accounting Officer)
                 Steven D. Lipton


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

---------------

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

                                          By:      /s/ EDWARD A. TOMECHKO
                                            ------------------------------------
                                                     Edward A. Tomechko
                                             Chief Financial Officer, Treasurer
                                                       and Secretary


Dated: October 15, 2003

                               INDEX TO EXHIBITS


(2)    PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
       LIQUIDATION OR SUCCESSION
2.1    Third Amendment Joint Plan of Reorganization of The
       Elder-Beerman Stores Corp. and its Subsidiaries dated
       November 17, 1997. [Incorporated -- Form 10, filed 11/26/97]
(3)    AMENDED ARTICLES OF INCORPORATION AND BY-LAWS
3.1    Amended Articles of Incorporation of The Elder-Beerman
       Stores Corp.**
3.2    Amended Code of Regulations of The Elder-Beerman Stores
       Corp. [Incorporated -- Form 10-Q, filed 9/11/00]
(4)    INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING
       INDENTURES
4.1    Amended and Restated Credit Agreement, dated as of July 9,
       2002, among The Elder-Beerman Stores Corp., as Borrower, the
       Lenders named therein, Citibank, N.A., as Issuer and Citicorp USA, Inc., as Agent and Swing Loan Bank.
       [Incorporated -- Form 10-Q, filed 9/12/02]
4.2    Form of Registration Rights Agreement [Incorporated -- Form
       10, filed 11/26/97]
4.3    Rights Agreement, By and Between The Elder-Beerman Stores
       Corp. and Norwest Bank Minnesota, N.A., as Rights Agent dated as of December 30, 1997 [Incorporated -- Form 8-A, filed 11/17/98]
4.4    Warrant Agreement By and Between Beerman-Pearl Holdings,
       Inc. and The Elder-Beerman Stores Corp. for 249,809 of the outstanding shares of common stock at an exercise price of $12.80 per share dated December 30, 1997
       [Incorporated -- Form 10-K, filed 4/30/98]
4.5    Warrant Agreement By and Between Beerman-Pearl Holdings,
       Inc. and The Elder-Beerman Stores Corp. for 374,713 of the outstanding shares of common stock at an exercise price of $14.80 per share dated December 30, 1997
       [Incorporated -- Form 10-K, filed 4/30/98]
4.6    Amendment No. 1 to the Rights Agreement, dated as of
       November 11, 1998 [Incorporated -- Form 8-A, filed 11/17/98]
4.7 Elder-Beerman Master Trust Pooling and Servicing Agreement, dated December 30, 1997, Among The El-Bee Receivables
       Corporation, The El-Bee Chargit Corp. and Bankers Trust
       Company [Incorporated -- Form 10/A-1, filed 1/23/98]
4.8    Elder-Beerman Master Trust Series 1997-1 Supplement, dated
       December 30, 1997, Among The El-Bee Receivables Corporation,
       The El-Bee Chargit Corp. and Bankers Trust Company
       [Incorporated -- Form 10/A-1, filed 1/23/98]
4.9    Series 1997-1 Certificate Purchase Agreement, dated December
       30, 1997, Among The El-Bee Receivables Corporation,
       Corporate Receivables Corporation, The Liquidity Providers
       Named Herein, CitiCorp North American, Inc. and Bankers
       Trust Company, as Trustee [Incorporated -- Form 10/A-1, filed 1/23/98]
4.10 Elder-Beerman Master Trust Series 1997-1 Loan Agreement, dated as of December 30, 1997, Among The El-Bee Receivables
       Corporation, The El-Bee Chargit Corp., Bankers Trust
       Company, The Collateral Investors Parties Hereto and
       CitiCorp North America, Inc. [Incorporated -- Form 10/A-1, filed 1/23/98]
4.11 Intercreditor Agreement dated as of December 30, 1997, By and Among Citicorp North America, Inc., The El-Bee
       Receivables Corporation, The El-Bee Chargit Corporation, The
       Elder-Beerman Stores Corp., Bankers Trust Company and
       Citicorp USA, Inc. [Incorporated -- Form 10/A-1, filed
       1/23/98]
4.12   Parent Undertaking Agreement dated as of December 30, 1997,
       Among The Elder-Beerman Stores Corp. and Bankers Trust
       Company [Incorporated -- Form 10/A-1, filed 1/23/98]
4.13   Purchase Agreement, dated as of December 30, 1997, Among The
       El-Bee Chargit Corp., and The El-Bee Receivables
       Corporation, [Incorporated -- Form 10/A-1, filed 1/23/98]
4.14   Purchase Agreement, dated as of the December 30, 1997, Among
       The Elder-Beerman Stores Corp., as Seller, and The El-Bee
       Chargit Corp., [Incorporated -- Form 10/A-1, filed 1/23/98]
4.15   The El-Bee Receivables Corporation Subordinated Note Between
       The El-Bee Receivables Corporation and The El-Bee Chargit
       Corp., dated December 30, 1997 [Incorporated -- Form 10/A-1, filed 1/23/98]
4.16   Borrower Pledge Agreement, dated December 30, 1997, Made by
       The Elder-Beerman Stores Corp. to Citibank, N.A.
       [Incorporated -- Form 10/A-1, filed 1/23/98]

4.17       Chargit Pledge Agreement, dated December 30, 1997, Made By The El-Bee Chargit Corp. to Citibank, N.A.
           [Incorporated -- Form 10/A-1, filed 1/23/98]
4.18       Subsidiary Guaranty, dated December 30, 1997. Made by The El-Bee Chargit Corp., [Incorporated -- Form
           10/A-1, filed 1/23/98]
4.19       Subsidiary Guaranty, dated December 30, 1997, Made by The Bee-Gee Shoe Corp. [Incorporated -- Form 10/A-1,
           filed 1/23/98]
4.20       Letter Agreement, dated December 30, 1997, Re: Assignment of Account By and Among The Elder-Beerman Stores
           Corp, CitiCorp USA, Inc., and Bankers Trust Company [Incorporated -- Form 10/A-1, filed 1/23/98]
4.21       Amended and Restated Security Agreement, dated July 27, 1998, Made By The Elder-Beerman Stores Corp.,
           Elder-Beerman West Virginia, Inc., The El-Bee Chargit Corp., and The Bee-Gee Shoe Corp. in favor of
           CitiCorp USA, Inc. [Incorporated -- Form S-1, filed 6/22/98]
4.22       Elder-Beerman West Virginia, Inc. Guaranty, dated July 27, 1998, Made by Elder-Beerman West Virginia, Inc.
           in favor of the Guaranteed Parties [Incorporated -- Form S-1, filed 6/22/98]
4.23       Amendment No. 1 to The Elder-Beerman Master Trust Series 1997-1 Supplement, dated as of November 25, 1998,
           Among The El-Bee Receivables Corporation, The El-Bee Chargit Corp. and Bankers Trust Company
           [Incorporated -- Form 10-K, filed 4/27/00]
4.24       Amendment No. 2 to The Elder-Beerman Master Trust Series 1997-1 Supplement, dated as of November 24, 1999,
           Among The El-Bee Receivables Corporation, The El-Bee Chargit Corp. and Bankers Trust Company
           [Incorporated -- Form 10-K, filed 4/27/00]
4.25       Amendment No. 1 to The Series 1997-1 Certificate Purchase Agreement, dated as of November 25, 1998, Among
           The El-Bee Receivables Corporation, Corporate Receivables Corporation, The Liquidity Providers Named
           Therein, Citicorp North America Inc. and Bankers Trust Company [Incorporated -- Form 10-K, filed 4/27/00]
4.26       Guaranty, dated December 30, 1999, Made by Elder-Beerman Holdings, Inc., Elder-Beerman Operations, LLC and
           Elder-Beerman Indiana, L.P. [Incorporated -- Form 10-K, filed 4/27/00]
4.27       Amendment No. 1 to The Elder-Beerman Master Trust Pooling and Servicing Agreement, dated as of May 19,
           2000, among The El-Bee Receivables Corporation, The El-Bee Chargit Corp. and Bankers Trust Company
           [Incorporated -- Form 10-Q, filed 6/13/00]
4.28       Elder-Beerman Master Trust Series 2000-1 Supplement, dated as of May 19, 2000, among the El-Bee
           Receivables Corporation, as Transferor, The El-Bee Chargit Corp., as Servicer, and Bankers Trust Company,
           as Trustee [Incorporated -- Form 10-Q, filed 6/13/00]
4.29       Series 2000-1 Certificate Purchase Agreement, dated May 19, 2000, among the El-Bee Receivables
           Corporation, as Seller, the Conduit Purchasers Named Therein, the Committed Purchasers Named Therein, the
           Managing Agents Named Therein, Citicorp North America, Inc., as Program Agent for the Purchasers and
           Bankers Trust Company, as Trustee [Incorporated -- Form 10-Q, filed 6/13/00]
4.30       Intercreditor Agreement, dated May 19, 2000, among Citicorp North America, Inc., as Program Agent, The
           El-Bee Receivables Corporation, as Transferor, The El-Bee Chargit Corp., as Originator and Servicer, The
           Elder-Beerman Stores Corp., as Originator and Servicer, The Elder-Beerman Stores Corp., as Borrower and
           Originator, Bankers Trust Company, as Trustee and Citicorp USA, Inc., as Bank Agent [Incorporated -- Form
           10-Q, filed 6/13/00]
4.31       Amendment No. 1 to The Elder-Beerman Master Trust Series 2000-1 Supplement, dated July 9, 2002**
4.32       Amendment No. 1 to the Series 2000-1 Certificate Purchase Agreement, dated July 9, 2002**
(10)       MATERIAL CONTRACTS
10.1       Severance Agreement, dated as of June 10, 2002, by and between The Elder-Beerman Stores Corp. and Edward
           A. Tomechko. [Incorporated -- Form 10-Q, filed 9/12/02]+
10.2       The Elder-Beerman Stores Corp. Equity and Performance Incentive Plan, as amended and restated as of
           September 21, 2000 [Incorporated -- Proxy Statement, filed 8/21/00]+
10.3       Form of Restricted Stock Agreement for Non-Employee Director [Incorporated -- Form 10, filed 11/26/97]+
10.4       Form of Restricted Stock Agreement [Incorporated -- Form 10, filed 11/26/97]+
10.5       Form of Deferred Shares Agreement [Incorporated -- Form 10, filed 11/26/97]+

10.6       Form of Nonqualified Stock Option Agreement for Non-Employee Director [Incorporated -- Form 10, filed
           11/26/97]+
10.7       Form of Nonqualified Stock Option Agreement [Incorporated -- Form 10, filed 11/26/97]+
10.8       Amended and Restated Employment Agreement, dated as of December 30, 1997, Between The Elder-Beerman Stores
           Corp. and James M. Zamberlan [ Incorporated -- Form 10-K, filed 4/22/99]+
10.9       Employment Agreement Between The Elder-Beerman Stores Corp. and Steven D. Lipton, dated December 30, 1997
           [Incorporated -- Form 10-K, filed 4/30/98]+
10.10      Modification Agreement, dated June 15, 2001, between The Elder-Beerman Stores Corp. and Steven D. Lipton
           [Incorporated -- Form 10-Q, filed 9/13/01]+
10.11      Employment Agreement, dated January 23, 2002, by and between the Company and Byron Bergren
           [Incorporated -- Form 10-K, filed 4/19/02]+
10.12      Form of Director Indemnification Agreement made by and between The Elder Beerman Stores corp. and a director of the Company (previously filed as Exhibit 10(f) to the Form 10 and incorporated herein by reference) [Incorporated -- Form 10, filed 11/26/97]
10.13      Form of Director and Officer Indemnification Agreement made by and between The Elder-Beerman Stores Corp.
           and a director and an officer of the Company [Incorporated -- Form 10, filed 11/26/97]
(18)       LETTER RE CHANGE IN ACCOUNTING PRINCIPLES
18.1       Letter dated March 20, 2003 from Deloitte & Touche LLP to the Company**
(21)       SUBSIDIARIES OF REGISTRANT
21.1       List of Subsidiaries of Registrant**
(23)       CONSENTS OF EXPERTS AND COUNSEL
23.1       Consent of Deloitte & Touche LLP**
(24)       POWERS OF ATTORNEY
24.1       Power of Attorney of persons who have executed this Report pursuant to a power of attorney**
31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [FILED
           HEREWITH]
31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [FILED
           HEREWITH]
32.1       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [FILED
           HEREWITH]
32.2       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [FILED
           HEREWITH]


---------------

"Incorporated" means incorporated herein by reference from a previous filing with the Commission.

 "*" indicates that Exhibit relates to indebtedness that does not exceed 10% of the Company's total assets and is not being filed, but will be furnished to the Commission upon request.


 "+" indicates that Exhibit is a management contract or compensation plan.



"**" indicates that the Exhibit is incorporated by reference to the Exhibit of the same number filed by the Company with its Form 10-K filed with the Commission on April 18, 2003.