Form 10-Q/A
period 2003-05-03
ELDER BEERMAN STORES CORP
filed 2003-10-15
CIK 32020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A



 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES ACT OF 1934



             FOR QUARTERLY PERIOD ENDED MAY 03, 2003



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM ________ TO________

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

                             ---------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

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

     As of June 12, 2003 11,581,445 shares of the issuer's common stock, without par value, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE ELDER-BEERMAN STORES CORP.

                                     INDEX


                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of May 3, 2003, May
         4, 2002 and February 1, 2003................................    1
         Condensed Consolidated Statements of Operations for the 13
         weeks ended May 3, 2003 and May 4, 2002.....................    2
         Condensed Consolidated Statements of Cash Flows for the 13
         weeks ended May 3, 2003 and May 4, 2002.....................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations...............    8
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   12
Item 4.  Disclosure Controls And Procedures..........................   12

                        PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   13
SIGNATURES...........................................................   14
CERTIFICATIONS.......................................................   14
INDEX TO EXHIBITS....................................................

                                EXPLANATORY NOTE



     This Form 10-Q/A speaks as of the original filing date of our quarterly report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. With this Form 10-Q/A, we are refiling our entire quarterly report on Form 10-Q for the quarter ended May 3, 2003 as amended, other than Item 4 of Part I, to reflect our responses to the comments of the Staff of the Securities and Exchange Commission. Nothing in this Form 10-Q/A changes any amounts, line items, or classifications as presented in our financial statements for the quarter ended May 3, 2003 that were included with our quarterly report on Form 10-Q for the quarter ended May 3, 2003 as filed June 16, 2003. For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition, including the effects of current business and economic conditions in our industry and in our target markets, please review and consider the various disclosures we have made in our recent reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K and our Quarterly Report on Form 10-Q for the second quarter of the fiscal year ending January 31, 2004.


                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MAY 3, 2003   MAY 4, 2002   FEB. 1, 2003
                                                              -----------   -----------   ------------
                                                                       (DOLLARS IN THOUSANDS)
                                                ASSETS
Current assets:
  Cash and equivalents......................................   $  7,345      $  7,532       $  9,735
  Customer accounts receivable (less allowance for doubtful
     accounts: May 3, 2003 -- $2,998; May 4, 2002 -- $2,677;
     February 1, 2003 -- $3,298)............................    120,147       123,973        127,786
  Merchandise inventories...................................    149,784       150,562        138,748
  Other current assets......................................     15,723        21,215         17,162
                                                               --------      --------       --------
     Total current assets...................................    292,999       303,282        293,431
                                                               --------      --------       --------
Property, fixtures and equipment, less accumulated
  depreciation and amortization.............................     89,261        98,833         90,181
Other Assets................................................     26,587        25,263         27,436
                                                               --------      --------       --------
     Total assets...........................................   $408,847      $427,378       $411,048
                                                               ========      ========       ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................   $  4,763      $  7,329       $  5,456
  Accounts payable..........................................     50,092        39,548         40,607
  Other accrued liabilities.................................     26,213        24,812         31,918
                                                               --------      --------       --------
     Total current liabilities..............................     81,068        71,689         77,981
                                                               --------      --------       --------
Long-term obligations, less current portion.................    112,681       141,112        115,127
Deferred items..............................................     10,021        13,296         11,214
Shareholders' equity:
  Common stock, no par, 11,581,064 shares at May 3, 2003,
     11,531,554 shares at May 4, 2002, and 11,536,460 shares
     at February 1, 2003 issued and outstanding.............    243,424       243,456        243,419
  Unearned compensation -- restricted stock.................       (145)         (338)          (197)
  Deficit...................................................    (36,518)      (37,411)       (34,043)
  Other comprehensive loss..................................     (1,684)       (4,426)        (2,453)
                                                               --------      --------       --------
     Total shareholders' equity.............................    205,077       201,281        206,726
                                                               --------      --------       --------
     Total liabilities and shareholders' equity.............   $408,847      $427,378       $411,048
                                                               ========      ========       ========

            See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              13-WEEKS ENDED   13-WEEKS ENDED
                                                               MAY 3, 2003      MAY 4, 2002
                                                              --------------   --------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Revenues:
  Net sales.................................................   $   131,052      $   141,166
  Financing.................................................         6,862            7,158
  Other.....................................................           699              688
                                                               -----------      -----------
                                                                   138,613          149,012
                                                               -----------      -----------
Costs and expenses:
  Cost of merchandise sold, occupancy, and buying
     expenses...............................................        97,140          105,145
  Selling, general, administrative, and other expenses......        37,960           41,495
  Depreciation and amortization.............................         4,917            4,971
  Interest expense..........................................         2,463            2,840
                                                               -----------      -----------
     Total costs and expenses...............................       142,480          154,451
                                                               -----------      -----------
Loss before income tax benefit..............................        (3,867)          (5,439)
Income tax benefit..........................................        (1,392)          (1,958)
                                                               -----------      -----------
Loss before cumulative effect of changes in accounting
  principles................................................        (2,475)          (3,481)
Cumulative effect of changes in accounting principles.......            --          (15,118)
                                                               -----------      -----------
Net loss....................................................   $    (2,475)     $   (18,599)
                                                               ===========      ===========
Net loss per common share -- basic and diluted
  Loss before cumulative effect of changes in accounting
     principles.............................................   $     (0.22)     $     (0.31)
  Cumulative effect of changes in accounting principles.....            --            (1.33)
                                                               -----------      -----------
Net loss....................................................   $     (0.22)     $     (1.64)
Weighted average number of shares outstanding...............    11,406,800       11,369,834

            See notes to condensed consolidated financial statements

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              13-WEEKS ENDED   13-WEEKS ENDED
                                                               MAY 3, 2003      MAY 4, 2002
                                                              --------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................     $(2,475)         $(18,599)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................       4,917             4,971
     Cumulative effect of changes in accounting
       principles...........................................          --            15,118
     Asset impairment.......................................          --             1,037
     Changes in assets and liabilities......................       2,146             5,761
                                                                 -------          --------
       Net cash provided by operating activities............       4,588             8,288
Cash flows from investing activites:
  Capital expenditures, net.................................      (3,839)           (2,604)
  Proceeds from the disposal of investments.................          --               326
                                                                 -------          --------
       Net cash used in investing activities................      (3,839)           (2,278)
Cash flows from financing activities:
  Net payments under asset securitization agreement.........      (6,770)           (5,493)
  Net borrowings (payments) under revolving lines of
     credit.................................................       5,000            (1,652)
  Payments on long-term obligations.........................      (1,369)           (1,933)
  Issuance of an installment note...........................          --             3,464
  Other.....................................................          --                (6)
                                                                 -------          --------
       Net cash used in financing activities................      (3,139)           (5,620)
                                                                 -------          --------
Increase (decrease) in cash and equivalents.................      (2,390)              390
Cash and equivalents -- beginning of period.................       9,735             7,142
                                                                 -------          --------
Cash and equivalents -- end of period.......................     $ 7,345          $  7,532
                                                                 =======          ========
Supplemental cash flow information:
  Interest paid.............................................     $ 2,428          $  3,104
Supplemental non-cash investing and financing activities:
  Capital leases............................................                            35

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

     Total compensation costs charged to loss before income tax benefit for all stock-based compensation awards was approximately $0.1 million for the first quarter of 2003 and the first quarter of 2002. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands, except per share data):

                                                                THIRTEEN WEEKS ENDED
                                                              -------------------------
                                                              MAY 3, 2003   MAY 4, 2002
                                                              -----------   -----------
Net loss as reported........................................    $(2,475)     $(18,599)
  Deduct: Total stock-based compensation under fair value
     based method, net of tax...............................        130           137
                                                                -------      --------
  Pro forma net loss........................................    $(2,605)     $(18,736)
                                                                =======      ========
  Loss per common share -- diluted:
     As reported............................................    $ (0.22)     $  (1.64)
     Pro forma..............................................    $ (0.23)     $  (1.65)

4.  SHAREHOLDERS' EQUITY

     The comprehensive loss for the 13 weeks ended May 3, 2003 and May 4, 2002, was $1.7 million and $18.1 million, respectively. Following is a reconciliation between net loss and comprehensive loss (dollars in thousands):

                                                                THIRTEEN WEEKS ENDED
                                                              -------------------------
                                                              MAY 3, 2003   MAY 4, 2002
                                                              -----------   -----------
Net loss....................................................    $(2,475)     $(18,599)
  Net unrealized gain on cash flow hedges, net of tax.......        769           465
                                                                -------      --------
Comprehensive loss..........................................    $(1,706)     $(18,134)
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

     The following is a summary related to the severance and other costs for the 13 weeks ended May 3, 2003, (dollars in thousands):

Severance and other costs:
  Balance as of February 1, 2003............................   $  179
  Charge recorded...........................................      145
  Used for intended purpose.................................     (181)
                                                               ------
  Balance as of May 3, 2003.................................   $  143
                                                               ======
Executive retirement and other costs:
  Balance as of February 1, 2003............................   $1,431
  Used for intended purpose.................................     (172)
                                                               ------
  Balance as of May 3, 2003.................................   $1,259
                                                               ======

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

                THE ELDER-BEERMAN STORES CORP. AND SUBSIDIARIES

10.  SEGMENT REPORTING

     The following table sets forth financial information by segment, (dollars in thousands):

                                                                THIRTEEN WEEKS ENDED
                                                              -------------------------
                                                              MAY 3, 2003   MAY 4, 2002
                                                              -----------   -----------
Department Store
  Revenues..................................................   $131,751      $141,854
  Operating loss............................................     (4,182)       (4,220)
Finance Operations
  Revenues..................................................   $  6,862      $  7,158
  Operating profit..........................................      4,296         4,557
Segment Subtotal
  Revenues..................................................   $138,613      $149,012
  Operating profit (1)......................................        114           337

---------------

(1) Segment operating profit is reconciled to loss before income tax benefit as follows:

                                                                THIRTEEN WEEKS ENDED
                                                              -------------------------
                                                              MAY 3, 2003   MAY 4, 2002
                                                              -----------   -----------
Segment operating profit....................................    $   114       $   337
  Store closing costs.......................................     (1,058)       (1,353)
  Severance and other costs.................................         --          (683)
  Asset impairment..........................................         --        (1,037)
  Interest expense..........................................     (2,463)       (2,840)
  Other.....................................................       (460)          137
                                                                -------       -------
                                                                $(3,867)      $(5,439)
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

RESULTS OF OPERATIONS

  FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002


     Net sales, total sales less customer returns, for the First Quarter 2003 decreased by 7.2% to $131.1 million from $141.2 million for the First Quarter 2002. Comparable store sales, sales for stores opened for 13 months, decreased by 7.7%. The Accessories, Shoes & Cosmetics merchandise category sales were able to remain flat due to an enhanced merchandising emphasis on key items in fashion jewelry. The Men's and Children's categories of business had the largest sales decrease of 12.3% or $3.4 million. First Quarter Sales were impacted by extremely cold weather and snow in February as comparable same store sales were less than the previous year by 14.5% ($6.2 million).



NET SALES BY DEPARTMENT



MERCHANDISE CATEGORY                           FIRST QUARTER 2003    FIRST QUARTER 2002
--------------------                           -------------------   -------------------
                                                        (DOLLARS IN THOUSANDS)
Women's Ready to Wear & Intimate.............  $ 45,990     35.1%    $ 49,260     34.9%
Accessories, Shoes & Cosmetics...............    35,251     26.9%      35,959     25.5%
Men's and Children's.........................    23,936     18.3%      27,294     19.3%
Home Store...................................    25,875     19.7%      28,653     20.3%
                                               --------    ------    --------    ------
Net Sales....................................  $131,052    100.0%    $141,166    100.0%



     Financing revenue from the Company's proprietary credit card for the First Quarter 2003 decreased by 4.1% to $6.9 million from $7.2 million for the First Quarter 2002. The decrease is due to the lower sales volume, which was partially offset by an increase in the penetration rate, the percentage of net sales paid for with the Company's proprietary credit card, to 48.5% for the First Quarter 2003 versus 45.4% for the First Quarter 2002. Charge customers continued to pay their Elder-Beerman charge account balances down faster than the previous year.

     Other revenue, which is primarily from leased departments, for the First Quarter 2003 and the First Quarter 2002 was $0.7 million. Because of the merchandising emphasis on fashion jewelry as mentioned above, the revenue from the fine jewelry leased department, which is the largest volume lease department for the Company, was able to remain essentially flat.



     Cost of merchandise sold, occupancy, and buying expenses decreased to 74.1% of net sales for the First Quarter 2003 from 74.5% of net sales for the First Quarter 2002. During the First Quarter 2003 merchandise gross margins increased 0.8% versus the First Quarter 2002 due to improved sales and gross margin of the Accessories, Shoes & Cosmetics merchandise category. The First Quarter 2003 included a charge of $0.9 million in inventory markdowns related to the closing of the Forest Fair Mall store in Cincinnati, Ohio. During the First Quarter 2002 a charge for inventory markdowns of $1.0 million related to the closing of the Company's Downtown Dayton, Ohio store was recorded.



                                                 FIRST QUARTER 2003     FIRST QUARTER 2002
                                                 ------------------     ------------------
                                                          (DOLLARS IN THOUSANDS)
Net Sales......................................  $131,052    100.0%     $141,166    100.0%
Gross Margin...................................    46,378     35.4%       48,866     34.6%
                                                 --------    -----      --------    -----
Cost of Merchandise Sold.......................    84,674     64.6%       92,300     65.4%
Buying and Occupancy Expenses..................    11,526      8.8%       11,895      8.4%
Store Closing Markdowns........................       940      0.7%          950      0.7%
                                                 --------    -----      --------    -----
Cost of Goods Sold, Occupancy, and Buying
  Expenses.....................................  $ 97,140     74.1%     $105,145     74.5%
                                                 ========    =====      ========    =====



     Selling, general, administrative, and other expenses decreased to 29.0% of net sales for the First Quarter 2003 from 29.4% for the First Quarter 2002. The reduction in the expenses is a result of the implementation of an expense initiative combining our store's giftwrap and selling service desks that reduced store selling expenses 0.3% of sales. First Quarter 2002 expenses include: (1) $0.4 million in charges related to the closing of the downtown Dayton, OH store;
(2) $0.7 million for severance costs to implement expense reductions, and (3) $1.0 million in charges to write-down long-term assets to their fair value. First Quarter 2002 also included miscellaneous income of $0.6 million from a sale of noncore assets and life insurance proceeds.



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


     As of May 3, 2003, the following sources of liquidity were available to the
Company:



     - cash and equivalents of $7.3 million.



     - revolving credit facility with the capacity of up to $135.0 million, with excess availability at May 3, 2003 of $66.5 million, reflecting $11.0 million in borrowings.



     - receivable securitization facility with the capacity of up to $135.0 million, of which $95.4 million was utilized.



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

                         PART II. -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- See Index to Exhibits.

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


Dated: October 15, 2003

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 31.1     Certification of Chief Executive Officer of The
          Elder-Beerman Stores Corp. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     Certification of Chief Financial Officer of The
          Elder-Beerman Stores Corp. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of Chief Executive Officer of The
          Elder-Beerman Stores Corp. in accordance with Section 906 of the Sarbannes-Oxley Act of 2002.
 32.2     Certification of Chief Financial Officer of The
          Elder-Beerman Stores Corp. in accordance with Section 906 of the Sarbannes-Oxley Act of 2002.